Form 10QSB
period 1996-03-31
HI RISE RECYCLING SYSTEMS INC
filed 1996-05-15
CIK 906605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                           Commission File No. 0-21946

                         HI-RISE RECYCLING SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

           FLORIDA                                    65-0222933
           -------                                    ----------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)

                              16255 NW 54th Avenue
                              MIAMI, FLORIDA 33014
                              --------------------
                    (Address of principal executive offices)

                                 (305) 624-9222
                                 --------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No _____

The number of shares outstanding of the Issuer's Common Stock, $.01 Par Value, as of May 10, 1996 was 5,772,042.

Transitional small business disclosure format:
                                 Yes____ No [X]


                         HI-RISE RECYCLING SYSTEMS, INC.
                                   FORM 10-QSB
                                      INDEX

PART 1.  FINANCIAL INFORMATION                                                  PAGE
Item     1.       Consolidated Financial Statements

                  Consolidated Balance Sheets as of December 31, 1995 and        3
                  March 31, 1996

                  Consolidated Statements of Operations for the three months     4
                  ended March 31, 1995 and 1996

                  Consolidated Statement of Changes in Shareholders' Equity      5
                  for the three months ended March 31, 1996

                  Consolidated Statements of Cash Flows for the three months     6
                  ended March 31, 1995 and 1996

                  Notes to Consolidated Financial Statements                     7

Item     2.       Management's Discussion and Analysis of Financial Condition    8
                  and Results of Operations Operation

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                             11

Item 2.           Changes in Securities                                         11

Item 3.           Defaults Upon Senior Securities                               11

Item 4.           Submission of Matters to a Vote of Security Holders           11

Item 5.           Other Information                                             11

Item 6.           Exhibits and Reports on Form 8-K                              11

                  Signatures                                                    12

                         HI-RISE RECYLING SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                     ASSETS

                                                    December 31,    March 31,
                                                        1995          1996
                                                    ------------   ------------
Current Assets:
Cash and cash equivalents                           $  5,717,560   $  4,478,916
Investments                                              836,056        655,885
Accounts receivable, net of allowance for
 doubtful accounts of $120,559 in 1995 and in 1996       612,133        759,157
Inventory                                                579,881        828,329
Other assets                                             300,837        287,774
                                                    ------------   ------------
    Total current assets                               8,046,467      7,010,061
                                                    ------------   ------------
Property and equipment, net                              411,025        556,764
Note receivable from related party                        32,847         33,647
Net investment in sales type leases                    2,558,350      2,528,247
Goodwill                                               1,035,281      1,025,281
                                                     -----------    -----------
    Total assets                                    $  12,083,970  $ 11,154,000
                                                    ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accountws payable and accrued liabilities            $    279,448  $    186,825
Revolving line of credit                                1,243,858     1,123,444
Current portion of long term debt                         200,000       130,000
Unearned service agreements                                17,171        15,201
                                                     -----------    -----------
    Total current liabilities                           1,740,477     1,455,470
                                                     ------------   -----------
Long term portion of notes payable                        300,000       300,000
                                                     -----------    -----------
    Total liabilities                                $  2,040,477   $ 1,755,470
                                                     ============   ===========

Shareholders' Equity:
Preferred stock, par value $.01 per sahre;
1,000,000 shares authorized; 720 and 190 issued
and outstanding at December 31, 1995 and
March 31, 1996, respectively                         $          7   $         2

Common stock, $.01 par value; 10,000,000 shares
authorized; 3,444,563 and 5,427,150 issued and
outstanding at December 31, 1995 and March 31,
1996, respectively                                         34,446        54,271
Additional paid-in capital                             13,328,112    13,488,834
Accumulated deficit                                    (3,319,072)   (4,144,577)
                                                     ------------   -----------
   Total shareholders equity                           10,043,493     9,398,530
                                                     ------------   -----------
   Total liabilities and shareholders' equity        $ 12,083,970   $11,154,000
                                                     ============   ===========

    The accompanying notes are an integral part of these financial statements

                         HI-RISE RECYLING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months    Three Months
                                                    Ended           Ended
                                                March 31, 1995  March 31, 1996
                                                --------------  --------------
REVENUES:

Equipment sales                                 $      300,494  $      300,767
Shared savings contract revenue                         94,427          96,333
Service/Parts revenue                                  130,081         130,263
                                                --------------  --------------
    Total revenue                               $      525,002  $      527,363
                                                ==============  ==============

COST AND EXPENSES:

Cost of equipment sold,including
direct costs of service/parts                   $      223,606  $      298,212
Selling and marketing                                  268,522         387,655
General and administrative                             308,305         475,729
Product development                                     13,523           9,526
Shared savings contract expense                         77,706          74,179
                                                --------------  --------------
    Total operating cost and expenses                  891,662       1,245,301
                                                --------------  --------------
Operating loss                                        (366,660)       (717,938)
                                                --------------  --------------
Other income (expense):
  Interest income                                       88,779         121,487
  Interest expense                                     (13,053)        (48,507)
                                                --------------  --------------
  Net loss                                      $     (290,934) $     (644,958)
                                                ==============  ==============
  Net loss per share                            $        (0.09) $        (0.22)
  Weighted average common
   shares outstanding                                3,194,889       3,748,465



    The accompanying notes are an integral part of these financial statements


                         HI-RISE RECYLING SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 1996


                              Shares of                    Additional                   Total
                               Common    Preferred Common    Paid-in    Accumulated  Shareholders'
                                Stock      Stock    Stock    Capital      Deficit       Equity
                              ---------  --------- -------- ---------   -----------  -------------

Balance at December 31, 1995  3,444,563   $      7  $34,446 $13,328,112  $(3,319,072) $10,043,493
Issuance of common stock      1,982,587         (5)  19,825                                19,820
Net loss                                                                    (644,958)    (644,958)
Preferred Stock Dividend                                        160,722     (180,547)     (19,825)
                              ---------  --------- -------- -----------  -----------  -----------
Balance at March 31, 1996     5,427,150  $       2 $ 54,271 $13,488,834  $(4,144,577) $ 9,398,530
                              =========  ========= ======== ===========  ===========  ===========

    The accompanying notes are an integral part of these financial statements

                         HI-RISE RECYLING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                 Three Months    Three Months
                                                    Ended           Ended
                                                March 31, 1995  March 31, 1996
                                                --------------  --------------
OPERATING ACTIVITIES

  Net loss                                      $    (290,934)  $     (644,958)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation                                          8,000           40,000
  (Increase) decrease in accounts receivable           15,481         (147,024)
  (Increase) in inventory                             (28,245)        (248,448)
  (Increase) decrease in other assets                 (77,623)          13,063
  Decrease in net investments in sales
  type leases                                         384,262           30,103
  (Decrease) in accounts payable and
  accrued expenses                                    (15,026)         (92,623)
  Increase in unearned Service Agreements                 -             (1,970)
  Increase in note receivable from related party          -               (800)
                                                --------------  --------------
    Net cash used in operating activities              (4,085)      (1,052,657)
                                                --------------  --------------

INVESTING ACTIVITIES:
  Purchase of businessesnet of cash acquired         (450,372)           -
  Maturity of investments                             736,327          180,171
  Purchase of equipment and furniture
  and fixtures                                       (121,213)        (175,739)
                                                --------------  --------------
  Net cash provided by investing activities           164,742            4,432
                                                --------------  --------------

FINANCING ACTIVITIES:
  Payments under credit line                         (115,070)        (120,414)
  Decreases in note payable to related party           (6,500)            -
  Payment of current portion of long-term debt            -            (70,000)
  Conversion of preferred stock                           -                 (5)
                                                --------------  --------------
    Net cash used in financing activities            (121,570)        (190,419)
                                                --------------  --------------

    Net increase (decrease) in cash and
    cash equivalents                                   39,087       (1,238,644)
    Cash and cash equivalents, beginning of year      805,774        5,717,560
                                                --------------  --------------
    Cash and cash equivalents, end of quarter         844,861        4,478,916
                                                --------------  --------------

  *Purchase of businesses, net of cash acquired
    Working capital, other than cash                 (262,436)            -
    Property, plant and equipment                     (25,139)            -
    Cost in excess of net assets of companies
    acquired, net                                    (927,060)            -
    Other assets                                       (8,862)            -
    Current portion of long term debt                 150,000             -
    Long term debt                                    300,000             -
    Common stock issued                               323,125             -
                                                --------------  --------------
Net cash used to acquire business                    (450,372)            -
                                                ==============  ==============

    The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         1. The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1995 of Hi-Rise Recycling Systems, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

         2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

         3. Per share data was computed by dividing net loss as adjusted by the preferred dividend by the weighted average number of shares outstanding during the period.

         4. For financial reporting purposes, the Company reports revenues from sales type leases as equipment sales. Revenue from sales and sales type equipment leases is generally recognized when equipment is installed.

         5. Net investment in sales type leases consists of the following:
                Minimum Lease Payments Due                     $ 3,441,162
                Less: Unearned Income                           (1,067,635)
                Plus: Residual Value on Lease Equipment            154,720
                                                               -----------
                Total                                          $ 2,528,247
                                                               -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is in the business of marketing a proprietary automated system known as the "hi-rise system" designed to collect and separate recyclable and other solid waste in multistory buildings. In February 1995, the Company acquired all of the issued and outstanding capital stock of IDC Systems, Inc. ("IDC"). IDC is engaged in the business of manufacturing, installing and servicing trash compaction systems. The Company's results of operation for the three months ended March 31, 1995 include the results of IDC from February 23, 1995, while the Company's results of operation for the three months ended March 31, 1996 include the results of IDC for the full three months.

RESULTS OF OPERATION

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1995.

Total revenue during the three months ended March 31, 1996 was $527,363, an increase of $2,361, compared to total revenue of $525,002 during the prior comparable quarter. Revenue from equipment sales increased by $273 to $300,767 during the three months ended March 31, 1996, compared to $300,494 during the prior comparable quarter. The equipment sales in the current quarter consist primarily of compactor sales by IDC. Hi-rise system sales for the current quarter were $49,900 compared to $224,458 for the previous comparable quarter. The decrease is a result of the Company's emphasis during the quarter ended March 31, 1996 on equipment sales in new construction buildings. In the case of new building sales, the period of time between the execution of a sales contract and installation of the hi-rise system typically ranges from six to twenty months. The Company does not recognize revenue until the installation of the system. As a result, backlog balance at March 31, 1996 was $2,101,899. Revenue from shared savings agreements increased by $1,906 to $96,333 during the three months ended March 31, 1996, compared to $94,427 during the prior comparable quarter. Pursuant to the shared savings agreements, the Company manages the customer's solid waste disposal in order to reduce the waste hauling bill, in return for a percentage of the savings achieved by the Company. The Company had 29 shared saving agreements in effect at March 31, 1996. Revenue from service and parts increased by $182 to $130,263 during the three months ended March 31, 1996, compared to $130,081 during the prior comparable quarter.

During the three months ended March 31, 1996, the Company had interest income of $121,487, an increase of $32,708, compared to $88,779 during the comparable period. The increase in interest income is primarily attributable to interest realized from sales type lease agreements and interest from investments.

Total operating costs and expenses during the three months ended March 31, 1996 were $1,245,301, an increase of $353,639, compared to total operating costs and expenses of $891,662 during the prior comparable quarter. Cost of equipment sold increased by $74,606 from $223,606 during the three months ended March 31, 1995 to $298,212 during the current three months. As a percentage of equipment sales and service and parts revenue, cost of equipment sold increased to 69.2% during the three months ended March 31, 1996 from 51.9% during the prior comparable period. The increase in cost of equipment sold in absolute dollars and as a percentage of revenue is primarily attributable to the inclusion of IDC's cost of equipment sold in the amount of $181,713. IDC's cost of equipment sold as a percentage of its revenues is typically higher than the cost of equipment sold of hi-rise systems as a percentage of revenue from sales of hi-rise systems. Selling and marketing expenses during the three months ended March 31, 1996 were $387,655, an increase of $119,133, compared to selling and marketing expenses of $268,522 during the prior comparable period. The increase in selling and marketing expenses was primarily attributable to salaries for additional sales personnel and related costs, in the amount of $38,000, in connection with the addition of sales personnel and related costs in New York, as well as an increase of $61,000 in salaries and related costs as a result of the hiring of additional sales personnel in the Miami and corporate offices. The addition of sales personnel in the corporate offices is part of the Company's efforts to establish a nationwide distributor network. In addition, selling and marketing expenses for the three months ended March 31, 1996 include approximately $52,000 of additional expenses for IDC for the three months of 1996 compared to one month of 1995. General and administrative expenses during the three months ended March 31, 1996 were $475,729, an increase of $167,424, compared to general and administrative expenses of $308,305 during the prior comparable period. The increase in general and administrative expenses was partially attributable to an increase of approximately $32,000 in salaries and related costs as a result of the hiring of additional administrative personnel. In addition, general and administrative expenses for the three months ended March 31, 1996 include approximately $55,000 of such expenses for IDC above the one month for 1995. Legal and professional fees increased by $60,000 primarily as a result of the filing of a registration statement on Form S-3 during the current quarter and legal fees incurred in connection with the exercise by certain holders of the Company's Series A Preferred Stock of their right to convert such shares into shares of the Company's common stock and recent changes in the Company's management. The purchase of IDC and Dade County Recycling, Inc. and the depreciation on assets purchased in 1995 resulted in an additional $32,000 of depreciation and goodwill expense in the first quarter of 1996. Interest expense increased by $35,454 to $48,507 as compared to the prior comparable period, as a result of increased borrowings under the Company's line of credit.

As a result, the Company incurred a net loss of $644,958 during the three months ended March 31, 1996, compared to a net loss of $290,934 during the three months ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had working capital of $5,554,591 and cash and cash equivalents aggregating $4,478,916 compared to working capital of $6,305,990 and cash and cash equivalents of $5,717,560 at December 31, 1995.

The Company's primary sources of working capital are a $1.5 million line of credit with Ocean Bank, N.A. ("Ocean Bank") and net proceeds from an offshore private placement of the Company's Series A Preferred Stock, $.01 par value (the "Series A Preferred Stock") in November 1995 for an aggregate purchase price of $7,200,000. In connection with this private placement, the Company received proceeds net of expenses of approximately $6,368,000.

Under the Ocean Bank line of credit, the Company may borrow up to 75% of the present value of eligible leases of the hi-rise systems entered into since January 1994. The line of credit is collateralized by leases of the Company's hi-rise system, bears interest at a rate per annum equal to Citibank's prime rate plus 2%, and is payable on demand. As of March 31, 1996, the outstanding balance under this line of credit was $1,123,444.

Under the terms of the offshore private placement the Series A Preferred Stock is convertible, at the option of the holders thereof, in increments over a period of 135 days from the consummation of the private placement, into shares of the Company's Common Stock, $.01 par value (the "Common Stock") at a conversion rate based upon the lower of (i) $9.75 per share or (ii) 85% of the market price of the Common Stock at the time of conversion. The conversion rate is subject to adjustment on the occurrence of certain events. The Series A Preferred Stock is mandatorily convertible by the holders thereof on October 27, 1998. Prior to any such conversion of the Series A Preferred Stock, the Company has the option to redeem the Series A Preferred stock at the then applicable conversion price. Upon conversion or redemption, the holder will be entitled to dividends at the rate of 10% per annum, accrued from the date of issuance through the date of conversion or redemption, as the case may be, payable in Common Stock in the case of conversion and cash in the case of redemption. To date, 580 shares of Series A Preferred Stock were converted into 2,283,478 shares of Common Stock at an average per share conversion price of $2.63.

Net cash used in operating activities was $1,052,657 and $4,085 during the quarters ended March 31, 1996 and 1995, respectively. The increase was primarily attributable to a net loss of $354,024 more than the prior quarter and the sale of sales type leases of hi-rise systems in the quarter ended March 31, 1995. In addition, accounts receivable increased by $147,024 and inventory by $248,448. Net cash used in financing activities was $190,419 during the period ended March 31, 1996. Net cash provided by investing activities was $4,432 during the quarter ended March 31, 1996.

The Company currently has no outstanding material commitments for capital expenditures. The Company's primary requirements for capital will be the cost of systems sold, leased and rented, strategic acquisitions, marketing and sales costs associated with the Company's national and international expansion into new target markets and efforts to establish a nationwide distribution network and general and administrative expenses associated with the Company's plan for expansion.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In January 1996, the Company terminated the employment of Jeffrey A. Daniels, its former President. The Company was recently notified that Mr. Daniels intends to pursue claims against the Company resulting from his termination. Mr. Daniels alleges that the termination violated the Company's alleged agreement guaranteeing him employment for twenty (20) months. Mr. Daniels has alleged that he is entitled to receive $211,000 plus other amounts from the Company in connection with his termination, including salary of $108,000 for the thirteen
(13) months allegedly remaining on his employment agreement and additional payments of $100,000 as compensation for the alleged wrongs committed by the Company against Mr. Daniels. The Company denies the allegations made by Mr. Daniels and believes that it has meritorious defenses against any action which may ultimately be brought against it by Mr. Daniels.

ITEM 2.     CHANGES IN SECURITIES
                  Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
                  Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  Not applicable

ITEM 5.     OTHER INFORMATION

CHANGE IN MANAGEMENT. In March 1996, three new directors were elected to the Board of Directors of the Company: Donald Engel, who was elected Co-Chairman of the Board and Chief Executive Officer, Ira S. Merritt and Joel M. Pashcow. Mark
D. Shantzis, who had been serving as Chairman of Board and Chief Executive Officer, was elected Co-Chairman of the Board and President. In addition, David Friedman resigned as a director.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:

                  EXHIBITS DESCRIPTION

                    11         Statement re:  computation of per share earnings

         (B)      REPORTS ON FORM 8-K:

                    None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               HI-RISE RECYCLING SYSTEMS, INC.


Date:  May 12, 1996            By: /s/ DONALD ENGEL
                                  -------------------------------------
                                  Donald Engel, Co- Chairman of the
                                  Board and Chief Executive Officer
                                  (principal executive officer)



Date:  May 12, 1996                /s/ BRADLEY HACKER
                                   -------------------------------------
                                   Bradley Hacker, Controller
                                   (Principal Financial and Accounting Officer)