Form 10QSB
period 1996-06-30
HI RISE RECYCLING SYSTEMS INC
filed 1996-08-14
CIK 906605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM ______________ TO

                           Commission File No. 0-21946

                         HI-RISE RECYCLING SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

                        FLORIDA                            65-0222933
               (State or other jurisdiction of          (I.R.S. Employer
                incorporation or organization)         Identification No.)

                              16255 NW 54th AVENUE
                              MIAMI, FLORIDA 33014
                    (Address of principal executive offices)

                                (305) 624-9222
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X        No

The number of shares outstanding of the Issuer's Common Stock, $.01 Par Value, as of August 10, 1996 was 5,982,771.

Transitional small business disclosure format:
                                    Yes    No X

                         HI-RISE RECYCLING SYSTEMS, INC.
                                   FORM 10-QSB
                                      INDEX

PART 1.  FINANCIAL INFORMATION                                             PAGE

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of December 31, 1995 and              3
         June 30, 1996

         Consolidated Statements of Operations for the three months           4
         and six months ended June 30, 1995 and 1996

         Consolidated Statement of Changes in Shareholders' Equity            5
         for the six months ended June 30, 1996

         Consolidated Statements of Cash Flows for the six months ended       6
         June 30, 1995 and 1996

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial Condition and      8
         Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12

Item 2.  Changes in Securities                                               12

Item 3.  Defaults Upon Senior Securities                                     12

Item 4.  Submission of Matters to a Vote of Security Holders                 12

Item 5.  Other Information                                                   13

Item 6.  Exhibits and Reports on Form 8-K                                    13

         Signatures                                                          15


                         HI-RISE RECYCLING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                                                               DECEMBER 31,      JUNE 30,
                                                                                  1995             1996
                                                                               -----------     -----------
Current Assets:
Cash and cash equivalents                                                      $ 5,717,560     $ 3,137,405
Investments                                                                        836,056         582,385
Accounts receivable, net of allowance
  for doubtful accounts of $120,559 in 1995 and 1996                               612,133       1,002,970
Inventory                                                                          579,881         979,790
Other assets                                                                       300,837         330,127
                                                                               -----------     -----------
    Total current assets                                                         8,046,467       6,032,677
                                                                               -----------     -----------

Property and equipment, net                                                        411,025         574,753
Note receivable from related party                                                  32,847          34,347
Net investment in sales type leases                                              2,558,350       2,741,530
Goodwill                                                                         1,035,281       1,015,281
                                                                               -----------     -----------
    Total assets                                                               $12,083,970     $10,398,588
                                                                               ===========     ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities                                       $   279,448     $   340,776
Revolving line of credit                                                         1,243,858         979,482
Current portion of long term debt                                                  200,000          80,000
Unearned service agreements                                                         17,171          12,563
                                                                               -----------      ----------
    Total current liabilities                                                    1,740,477       1,412,821
                                                                               -----------     -----------
Long term portion of note payable                                                  300,000         220,000
                                                                               -----------     -----------
    Total liabilities                                                          $ 2,040,477     $ 1,632,821
                                                                               ===========     ===========

Shareholders' Equity:
Preferred stock, par value $.01 per share; 1,000,000 shares
authorized; 720 and 190 issued and outstanding at
December 31,1995 and June 30 1996, respectively                                $         7     $         1

Common stock, $.01 par value; 10,000,000 shares authorized;
 3,444,563 and 5,982,771 issued and outstanding at
 December 31, 1995 and June 30, 1996, respectively                                  34,446          59,827
Additional paid-in capital                                                      13,328,112      13,619,066
Accumulated deficit                                                             (3,319,072)     (4,913,127)
                                                                               -----------     -----------
   Total shareholders' equity                                                   10,043,493       8,765,767
                                                                               -----------     -----------
   Total liabilities and shareholders' equity                                  $12,083,970     $10,398,588
                                                                               ===========     ===========


   The accompanying notes are an integral part of these financial statements



                         HI-RISE RECYCLING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                     THREE MONTHS     THREE MONTHS     SIX MONTHS      SIX MONTHS
                                         ENDED            ENDED           ENDED           ENDED
                                     JUNE 30, 1995    JUNE 30, 1996   JUNE 30, 1995   JUNE 30, 1996
                                    ---------------------------------------------------------------
REVENUES:

Equipment sales                         $  768,991       $  660,234       $1,069,485       $  961,001

Shared savings contract revenue             94,907           99,195          189,334          195,528

Service/Parts revenue                      145,031          157,411          275,112          287,674
                                      ---------------------------------------------------------------
     Total revenue                      $1,008,929       $  916,840       $1,533,931       $1,444,203
                                      ===============================================================
COST AND EXPENSES:

 Cost of equipment sold, including
 direct costs of service/parts          $  522,460       $  518,581       $  747,066       $  816,793

  Selling and marketing                    453,765          521,533          722,287          909,188

  General and administrative               296,473          501,435          604,778          977,164

  Product development                       14,785           19,368           28,308           28,894

  Shared savings contract expense           89,483           79,836          167,189          154,015
                                      ----------------------------------------------------------------
Total operating cost and expenses        1,376,966        1,640,753        2,269,628        2,886,054
                                      ----------------------------------------------------------------
  Operating loss                          (368,037)        (723,913)        (735,697)      (1,441,851)
                                      ----------------------------------------------------------------
  Other income (expense):
     Settlement expense                       --            (75,000)            --            (75,000)

     Interest income                        67,373          109,569          176,152          231,056

     Interest expense                      (31,158)         (31,501)         (64,201)         (80,008)
                                      ----------------------------------------------------------------
     Net loss                            $(331,822)      $ (720,845)       $(623,746)     $(1,365,803)
                                      ================================================================
     Net loss per share                  $   (0.10)      $    (0.14)       $   (0.19)     $     (0.35)

     Weighted average common
       shares outstanding                3,227,689        5,725,464        3,215,011        4,736,765

   The accompanying notes are an integral part of these financial statements



           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                            FOR THE SIX MONTHS ENDED
                                 JUNE 30, 1996


                                 SHARES OF                                      ADDITIONAL                         TOTAL
                                  COMMON          PREFERRED        COMMON         PAID-IN       ACCUMULATED     SHAREHOLDERS'
                                   STOCK            STOCK           STOCK         CAPITAL         DEFICIT          EQUITY
                                 ----------      -----------      --------      -----------     -----------     ------------

Balance at December 31, 1995      3,444,583       $        7      $ 34,446      $13,328,112     $(3,319,072)     $10,043,493

Issuance of common stock          2,538,208               (6)       25,381           87,933                          113,308

Net loss                                                                                         (1,365,822)      (1,365,822)

Prefferred Stock Dividend                                                           280,852        (306,233)         (25,381)
                                 ----------       ----------      --------      -----------     -----------      -----------
Balance at June 30, 1996          5,982,771       $        1      $ 59,827      $13,696,897     $(4,891,127)     $ 8,765,598
                                 ==========       ==========      ========      ===========     ===========      ===========

   The accompanying notes are an integral part of these financial statements.



                         HI-RISE RECYCLING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                  SIX MONTHS     SIX MONTHS
                                                                    ENDED          ENDED
                                                                 JUNE 30, 1995  JUNE 30, 1996
                                                                -------------  -------------
OPERATING ACTIVITIES:

  Net loss                                                       $ (623,746)   $(1,365,822)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                                       36,000         80,000
  (Increase) decrease in accounts receivable                       (223,472)      (390,838)
  (Increase) in inventory                                           (63,716)      (399,909)
  (Increase) decrease in other assets                              (126,125)       (29,290)
  Decrease in net investments in sales type leases                  (49,038)      (183,180)
  (Decrease) in accounts payable and accrued expenses                 8,761         61,328
  Increase in unearned Service Agreements                             9,527         (4,608)
  Increase in note receivable from related party                       (454)        (1,500)
                                                                 -------------  -------------
    Net cash used in operating activities                        (1,032,263)    (2,233,819)
                                                                 -------------  -------------

INVESTING ACTIVITIES:
  Purchase of businesses net of cash acquired                      (450,372)          -
  Maturity of investments                                           727,827        249,086
  Purchase of equipment and furniture and fixtures                 (290,572)      (243,728)
                                                                 -------------  -----------
  Net cash (used in) provided by investing activities               (13,117)         5,358
                                                                 -------------  -----------
FINANCING ACTIVITIES:

  Private Placement-Net of expenses                                 842,089            -
  Proceeds from Line of Credit                                      400,000            -
  Payments under credit line                                       (241,369)      (264,376)
  Decrease in note payable to related party                          (7,464)           -
 Payment of current portion of long-term debt                           -         (120,000)
(Decrease) of Long term portion of note payable                                    (80,000)
  Decrease in deferred acquisition costs                             63,061
  Conversion of preferred stock                                         -               (6)
  Common Stock issued to pay Note Payable                                            84,353
  Common Stock purchased from exercise of stock options                              28,335
                                                                 -------------  -----------
     Net cash (provided by) used in financing activities          1,056,317       (351,694)
                                                                 -------------  -----------
     Net increase (decrease) in cash and cash equivalents            10,937     (2,580,155)
     Cash and cash equivalents, beginning of year                   805,774      5,717,560
                                                                 -------------  -----------
     Cash and cash equivalents, end of quarter                      816,711      3,137,405
                                                                 -------------  -----------
*Purchase of businesses, net of cash acquired
     Working capital, other than cash                              (262,436)           -
     Property, plant and equipment                                  (25,139)           -
     Cost in excess of net assets of companies acquired, net       (927,060)           -
     Other assets                                                    (8,862)           -
    Current portion of long term debt                               150,000            -

    The accompanying notes are an integral part of these financial statments

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

         2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

         3. Per share data was computed by dividing net loss as adjusted by the preferred dividend by the weighted average number of shares outstanding during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is engaged primarily in the business of marketing a proprietary automated system known as the "hi-rise system" designed to collect and separate recyclable and other solid waste in multistory buildings. In February 1995, the Company acquired all of the issued and outstanding capital stock of IDC Systems, Inc. ("IDC"). IDC is engaged in the business of manufacturing, installing and servicing trash compaction systems. The Company's results of operation for the six months ended June 30, 1995 include the results of IDC from February 23, 1995, while the Company's results of operation for the six months ended June 30, 1996 include the results of IDC for the full six months.

RESULTS OF OPERATION
SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED
JUNE 30, 1995.

Total revenue during the six months ended June 30, 1996 was $1,444,203, a decrease of $89,728, compared to total revenue of $1,533,931 during the prior comparable period. Revenue from equipment sales, which includes Hi-Rise system sales and IDC compactor sales, decreased by $98,484 to $971,001 during the six months ended June 30, 1996, compared to $1,069,485 during the prior comparable period. Hi-rise system sales for the current six months were $348,123 compared to $665,943 for the previous comparable period. The decrease is a result of the Company's emphasis during the six months ended June 30, 1996 on equipment sales in new construction buildings. In the case of new building sales, the period of time between the execution of a sales contract and installation of the hi-rise system typically ranges from six to twenty months. The Company does not recognize revenue until the installation of the system. As a result, backlog balance at June 30, 1996 was $2,454,849. Revenue from shared savings agreements increased by $6,194 to $195,528 during the six months ended June 30, 1996, compared to $189,334 during the prior comparable period. Pursuant to the shared savings agreements, the Company manages the customer's solid waste disposal in order to reduce the waste hauling bill, in return for a percentage of the savings achieved by the Company. The Company had 30 shared saving agreements in effect at June 30, 1996. Revenue from service and parts increased by $12,562 to $287,674 during the six months ended June 30, 1996, compared to $275,112 during the prior comparable period.

 During the six months ended June 30, 1996, the Company had interest income of $231,056, an increase of $54,904, compared to $176,152 during the prior comparable period. The increase in interest income is primarily attributable to interest realized from sales type lease agreements and interest from investments.

Total operating costs and expenses during the six months ended June 30, 1996 were $2,886,054, an increase of $616,426, compared to total operating costs and expenses of $2,269,628 during the prior comparable period. Cost of equipment sold increased by

$169,727 from $747,066 during the six months ended June 30, 1995 to $916,793 during the current six months. As a percentage of equipment sales and service and parts revenue, cost of equipment sold increased to 65% during the six months ended June 30, 1996 from 56% during the prior comparable period. The increase in cost of equipment sold in absolute dollars and as a percentage of revenue is primarily attributable to the inclusion of IDC's cost of equipment sold in the amount of $367,801. IDC's cost of equipment sold as a percentage of its revenues is typically higher than the cost of equipment sold of hi-rise systems as a percentage of revenue from sales of hi-rise systems. In addition, included in equipment sales is approximately $95,000 in sales of trash chutes. The Company realizes lower margins on these items as they are subcontracted out. Selling and marketing expenses during the six months ended June 30, 1996 were $909,188, an increase of $186,901, compared to selling and marketing expenses of $722,287 during the prior comparable period. The increase in selling and marketing expenses was primarily attributable to salaries for additional sales personnel and related costs, in the amount of $40,000, in connection with the addition of sales personnel in New York, as well as an increase of $61,000 in salaries and related costs as a result of the hiring of additional sales personnel in the Miami and corporate offices. The addition of sales personnel in the corporate offices is part of the Company's efforts to establish a nationwide distributor network. In addition, included in selling and marketing is $50,000 of additional expenses for IDC during the current six months as opposed to only four months last year. General and administrative expenses during the six months ended June 30, 1996 were $977,164, an increase of $372,386, compared to general and administrative expenses of $604,778 during the prior comparable period. The increase in general and administrative expenses was partially attributable to an increase of approximately $128,000 in salaries and related costs as a result of the hiring of additional executive and administrative personnel including a new chief executive officer and administrative assistant. In addition, general and administrative expenses for the six months ended June 30, 1996 include approximately $55,000 of such expenses for IDC above the four months in 1995. Legal and professional fees increased by $90,000 primarily as a result of the filing of a registration statement on Form S-3 during the current six months and legal fees incurred in connection with the exercise by certain holders of the Company's Series A Preferred Stock of their right to convert such shares into shares of the Company's common stock and recent changes in the Company's management. The purchase of IDC and Dade County Recycling, Inc. and the depreciation on assets purchased in 1995 resulted in an additional $70,000 of depreciation and goodwill expense in the first six months of 1996. Interest expense increased by $15,807 to $80,008 as compared to the prior comparable period, as a result of increased borrowings under the Company's line of credit.

The Company recently agreed to an out of court settlement with Mr. Jeffrey Daniels, its former president who was terminated in January 1996, and another former employee. The Company incurred settlement expenses totaling $75,000 in cash in connection with such settlements. See "Part II. Item 1.-Legal Proceedings."

As a result, the Company incurred a net loss of $1,365,803 during the six months ended June 30, 1996, compared to a net loss of $623,746 during the six months ended June 30, 1995.

RESULTS OF OPERATION
THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1995.

Total revenue during the three months ended June 30, 1996 was $916,840, a decrease of $92,089, compared to total revenue of $1,008,929 during the prior comparable quarter. Revenue from equipment sales, which includes Hi-Rise system sales and IDC compactor sales, decreased by $108,757 to $660,234 during the three months ended June 30, 1996, compared to $768,991 during the prior comparable quarter. Hi-rise system sales for the current quarter were $391,000 compared to $348,000 for the previous comparable quarter. The decrease in equipment sales is primarily the result of the Company's emphasis during the three months ended June 30, 1996 on equipment sales in new construction buildings. In the case of new building sales, the period of time between the execution of a sales contract and installation of the hi-rise system typically ranges from six to twenty-four months. The Company does not recognize revenue until installation of the hi-rise system. As a result, backlog continues to grow and totaled $2,454,849. Revenue from shared savings agreements increased by $4,288 to $99,195 during the three months ended June 30, 1996, compared to $94,907 during the prior comparable quarter. Pursuant to the shared savings agreements, the Company manages the customer's solid waste disposal in order to reduce the waste hauling bill, in return for a percentage of the savings achieved by the Company. The Company had 30 shared saving agreements in effect at June 30, 1996. Revenue from service and parts increased by $12,380 to $157,411 during the three months ended June 30, 1996, compared to $145,031 during the prior comparable quarter.

 During the three months ended June 30, 1996, the Company had interest income of $109,569, an increase of $42,196, compared to $67,373 during the prior comparable period. The increase in interest income is primarily attributable to interest realized from sales type lease agreements and interest from investments.

Total operating costs and expenses during the three months ended June 30, 1996 were $1,640,753, an increase of $263,787, compared to total operating costs and expenses of $1,376,966 during the prior comparable quarter. Cost of equipment sold decreased by $3,879 from $522,460 during the three months ended June 30, 1995 to $518,581 during the current three months. As a percentage of equipment sales and service and parts revenue, cost of equipment sold increased to 63% during the three months ended June 30, 1996 from 57% during the prior comparable period. The increase in cost of equipment sold in absolute dollars and as a percentage of revenue is primarily attributable to the inclusion of IDC's cost of equipment sold in the amount of $147,501. IDC's cost of equipment sold as a percentage of its revenues is typically higher than the cost of equipment sold of hi-rise systems as a percentage of revenue from sales of hi-rise systems. In addition, included in equipment sales is approximately $95,000 of sales of trash chutes. The Company realizes lower margins on these items as they are subcontracted out. Selling and marketing expenses during the three months ended June 30, 1996 were $521,533, an increase of $67,768, compared to selling and marketing expenses of $453,765 during the prior comparable period. The increase in selling and marketing expense is a result of the hiring of additional sales personnel in New York and the corporate offices in Miami. General and administrative expenses during the three months ended June 30, 1996 were $501,435, an increase of $204,962, compared to general and administrative expenses of $296,473, during the prior comparable period. The increase in general and administrative expenses was partially attributable to an increase of approximately $93,000 in salaries and related costs as a result of the hiring of additional executive and administrative personnel including a new chief executive officer and administrative assistant. In addition, legal and professional fees increased by $30,000 primarily relating to a registration statement on Form S-3 completed in the current quarter which was filed during the first quarter of 1996 and legal fees incurred in connection with the exercise by certain holders of the Company's Series A Preferred Stock of their right to convert such shares into shares of the Company's common stock and recent changes in the Company's management. The purchase of IDC and Dade County Recycling, Inc. and the depreciation on assets purchased in 1995 resulted in an additional $32,000 of depreciation and goodwill expense in the three months ended June 30, 1996. Interest expense increased by $343 to $31,501 as compared to the prior comparable period, as a result of increased borrowings under the Company's line of credit.

The Company recently agreed to an out of court settlement with Mr. Jeffrey Daniels, its former president who was terminated in January 1996, and another former employee. The Company incurred settlement expenses totaling $75,000 in cash in connection with such settlements.

As a result, the Company incurred a net loss of $720,845 during the three months ended June 30, 1996, compared to a net loss of $331,822 during the three months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had working capital of $4,618,836 and cash and cash equivalents aggregating $3,137,405 compared to working capital of $6,305,990 and cash and cash equivalents of $5,717,560 at December 31, 1995.

The Company's primary sources of working capital are a $1.5 million line of credit with Ocean Bank, N.A. ("Ocean Bank") and net proceeds from an offshore private placement of the Company's Series A Preferred Stock, $.01 par value (the "Series A Preferred Stock"), in November 1995 for an aggregate purchase price of $7,200,000. In connection with this private placement, the Company received proceeds net of expenses of approximately $6,368,000.

Under the Ocean Bank line of credit, the Company may borrow up to 75% of the present value of eligible leases of the hi-rise systems entered into since January 1994. The line of credit is collateralized by leases of the Company's hi-rise system, bears interest at a rate per annum equal to Citibank's prime rate plus 2%, and is payable on demand. As of June 30, 1996, the outstanding balance under this line of credit was $979,482.

Under the terms of the offshore private placement the Series A Preferred Stock is convertible, at the option of the holders thereof, in increments over a period of 135 days from the consummation of the private placement, into shares of the Company's Common Stock, $.01 par value (the "Common Stock"), at a conversion rate based upon the lower of (i) $9.75 per share or (ii) 85% of the market price of the Common Stock at the time of conversion. The conversion rate is subject to adjustment on the occurrence of certain events. The Series A Preferred Stock is mandatorily convertible by the holders thereof on October 27, 1998. Prior to any such conversion of the Series A Preferred Stock, the Company has the option to redeem the Series A Preferred stock at the then applicable conversion price. Upon conversion or redemption, the holder will be entitled to dividends at the rate of 10% per annum, accrued from the date of issuance through the date of conversion or redemption, as the case may be, payable in Common Stock in the case of conversion and cash in the case of redemption. To date, 660 shares of Series A Preferred Stock were converted into 2,517,424 shares of Common Stock at an average per share conversion price of $2.73.

Net cash used in operating activities was $2,232,799 and $1,032,263, during the six months ended June 30, 1996 and 1995, respectively. The increase was primarily attributable to a net loss of $742,057 more than the prior comparable period and sales type leases of hi-rise systems entered into in the six months ended June 30, 1996. In addition, accounts receivable increased by $390,838 as a result primarily of three cash sales totaling $235,000 installed at the end of June. Also inventory increased by $399,909 as a result of the increased backlog and stock needed for these installations to meet this backlog. Net cash used in financing activities was $352,714 during the six months ended June 30, 1996, compared to net cash provided by financing activities of $1,056,317 during the six months ended June 30, 1995. Net cash provided by investing activities was $5,358 during the six months ended June 30, 1996, compared to net cash used in investing activities of $13,117 during the six months ended June 30, 1995.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
                  As previously reported, the Company had been notified that
            Jeffrey A. Daniels, its former president whose employment was terminated in January 1996, intended to pursue claims against the Company resulting from his termination. In July 1996, the Company entered into a compromise agreement with Mr. Daniels pursuant to which (1) the Company agreed to pay Mr. Daniels $39,000, in cash less appropriate payroll taxes and pay his attorney $11,000, and (2) Mr. Daniels agreed to release all claims against the Company. In addition, the Company entered into a compromise agreement with another former employee pursuant to which (1) the Company agreed to pay such employee $27,500, in cash less appropriate payroll taxes, and (2) such former former employee agreed to release all claims against the Company.

ITEM 2.     CHANGES IN SECURITIES
                  Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
                  Not applicable.
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A. The Annual Meeting of Shareholders (the "Meeting") of the Company was held on July 16, 1996.
         B. Not applicable because:
                  (i) Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.

                  (ii) There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement dated June 17, 1996; and

                  (iii) All such nominees were elected.

         C. The matters voted on at the meeting consisted of the following:

                  (i) The election of five members to the Company's Board of
                      Directors. The name of each nominee for election and the number of shares voted for and against such nominee, as well as the number of abstentions and broker non-votes with respect to such nominee, are set forth below:

NAME                  FOR              AGAINST      ABSTAIN     NON-VOTES
- -------------------------------------------------------------------------

Don Engel          5,355,397          16,755           -0-      610,619
Mark  Shantzis     5,351,397          20,755           -0-      610,619
Warren Adelson     5,355,397          16,755           -0-      610,619
Ira Merritt        5,355,397          16,755           -0-      610,619
Joel Pashcow       5,355,397          16,755           -0-      610,619

                  (ii) A proposal to approve the adoption of the Company's 1996
                   Stock Option Plan and the reservation of 1,000,000 shares of Common Stock for issuance pursuant to the 1996 Stock Option Plan. 3,958,689 shares were voted in favor of such proposal, 122,076 shares against and 32,325 shares abstained. In addition, there were 1,869,681 broker non-votes with with respect to such proposal.

                  (iii) A proposal to approve the adoption of the Company's 1996
                   Director's Stock Option Plan and reservation of 150,000 shares of Common Stock for issuance pursuant to the 1996 Director's Stock Option Plan. 4,014,499 shares were voted in favor of such proposal, 122,961 shares against and 31,225 abstained. In addition, there were 1,844,086 broker non-votes with respect to such proposal.

                  D. Not applicable.

ITEM 5.     OTHER INFORMATION

            Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:

                  EXHIBITS   DESCRIPTION
                  10.1       Compromise agreement dated July 1996 between the
                             Company and Jeffrey Daniels.

                  10.2 Compromise agreement dated July 1996 between the Company and Thomas Witter.

                  11         Statement re: computation of per share earnings

         (B)   REPORTS ON FORM 8-K:

                    None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 HI-RISE RECYCLING SYSTEMS, INC.





Date:  August 13, 1996           By: /s/ DONALD ENGEL
                                    ----------------------------------
                                    Donald Engel, Co- Chairman of the
                                    Board and Chief Executive Officer
                                    (principal executive officer)



Date:  August 13, 1996           By: /s/ BRADLEY HACKER
                                    ----------------------------------
                                    Brad Hacker, Controller,
                                    (Principal Financial and Accounting Officer)