Form 10QSB
period 1996-09-30
HI RISE RECYCLING SYSTEMS INC
filed 1996-11-13
CIK 906605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X} QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM ____________________ TO _____________________

                           Commission File No. 0-21946

                         HI-RISE RECYCLING SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

            FLORIDA                                              65-0222933
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization                               Identification No.)

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

                                Yes [X]   No [ ]

The number of shares outstanding of the Issuer's Common Stock, $.01 Par Value, as of November 10, 1996 was 6,231,119

Transitional small business disclosure format:

                                Yes [ ]   No [X]

                         HI-RISE RECYCLING SYSTEMS, INC.
                                   FORM 10-QSB
                                      INDEX

PART 1.     FINANCIAL INFORMATION                                           PAGE
-------     ---------------------                                           ----

Item  1.    Consolidated Financial Statements

            Consolidated Balance Sheets as of December 31, 1995 and          3
            September 30, 1996

            Consolidated Statements of Operations for the three months       4
            and nine months ended September 30, 1995 and 1996

            Consolidated Statement of Changes in Shareholders' Equity        5
            for the nine months ended September 30, 1996

            Consolidated Statements of Cash Flows for the nine months ended 6 September 30, 1995 and 1996

            Notes to Consolidated Financial Statements                       7

Item 2. Management's Discussion and Analysis of Financial Condition and 8 Results of Operations

PART II.    OTHER INFORMATION
--------    -----------------

Item 1.     Legal Proceedings                                               11

Item 2.     Changes in Securities                                           12

Item 3.     Defaults Upon Senior Securities                                 12

Item 4.     Submission of Matters to a Vote of Security Holders             12

Item 5.     Other Information                                               13

Item 6.     Exhibits and Reports on Form 8-K                                13

            Signatures                                                      14

                         HI-RISE RECYCLING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                   DECEMBER 31,    SEPTEMBER 30,
                                                       1995             1996
                                                   ------------    -------------
Current Assets:
Cash and cash equivalents                          $  5,717,560    $  2,438,864
Investments                                             836,056         597,973
Accounts receivable, net of allowance
  for doubtful accounts of $120,559 in
  1995 and 1996                                         612,133         991,293
Inventory                                               579,881         886,026
Other assets                                            300,837         316,855
                                                   ------------    ------------
    Total current assets                              8,046,467       5,231,011
                                                   ------------    ------------

Property and equipment, net                             411,025         600,364
Note receivable from related party                       32,847          33,224
Net investment in sales type leases                   2,558,350       3,342,960
Goodwill                                              1,035,281       1,396,699
                                                   ------------    ------------
    Total assets                                   $ 12,083,970    $ 10,604,258
                                                   ============    ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities           $    279,448    $    481,720
Revolving line of credit                              1,243,858       1,072,625
Current portion of long term debt                       200,000         118,000
Unearned service agreements revenue                      17,171          23,255
                                                   ------------    ------------
    Total current liabilities                         1,740,477       1,695,600
                                                   ------------    ------------
Long term portion of note payable                       300,000         220,000
                                                   ------------    ------------
    Total liabilities                              $  2,040,477    $  1,915,600
                                                   ============    ============


Shareholders' Equity:
Preferred stock, par value $.01 per share;
1,000,000 shares authorized; 720 and 190
issued and outstanding at December 31,1995
and September 30 1996, respectively                $          7    $       --

Common stock, $.01 par value; 10,000,000
shares authorized; 3,444,563 and 6,231,119
issued and outstanding at December 31, 1995
and September 30, 1996, respectively                     34,446          64,827
Additional paid-in capital                           13,328,112      14,021,053
Accumulated deficit                                  (3,319,072)     (5,397,222)
                                                   ------------    ------------
   Total shareholders' equity                        10,043,493       8,688,658
                                                   ------------    ------------
   Total liabilities and shareholders' equity      $ 12,083,970    $ 10,604,258
                                                   ============    ============

       The accompanying notes are an integral part of these financial statements

                         HI-RISE RECYCLING SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                              THREE MONTHS          THREE MONTHS           NINE MONTHS          NINE MONTHS
                                  ENDED                ENDED                  ENDED                ENDED
                           SEPTEMBER 30, 1995    SEPTEMBER 30, 1996    SEPTEMBER 30, 1996    SEPTEMBER 30, 1996
                           ------------------    ------------------    ------------------    ------------------
REVENUES:

Equipment sales                $  720,626             $  824,651           $ 1,745,111           $ 1,785,652

Shares savings contract
  revenue                         101,028                102,275               265,362               297,803

Service/Parts revenue             187,660                165,084               417,772               452,758
                               ----------             ----------           -----------           -----------

    Total revenue              $1,009,314             $1,092,010           $ 2,428,245           $ 2,536,213
                               ==========             ==========           ===========           ===========

COST AND EXPENSES:

  Cost of equipment sold,
    including direct costs
    of service/parts           $  595,010             $  531,854           $ 1,227,076           $ 1,348,647

  Selling and marketing           420,816                445,744             1,143,103             1,354,932

  General and administrative      312,876                527,021               917,654             1,504,185

  Product development               1,229                  6,716                29,537                35,610

  Shared savings contract
    expense                        81,201                 71,945               248,390               225,960
                               ----------             ----------           -----------           -----------

Total operating cost and
  expenses                      1,411,132              1,583,280             3,565,760             4,469,334
                               ----------             ----------           -----------           -----------

  Operating loss                 (401,818)              (491,270)           (1,137,515)           (1,933,121)
                               ----------             ----------           -----------           -----------

  Other income (expense):
    Settlement expense                 --                 (2,203)                   --               (77,203)

    Interest income                75,001                120,466               251,153               351,522

    Interest expense              (48,125)               (33,107)             (112,326)             (113,115)
                               ----------             ----------           -----------           -----------

    Net loss                   $ (374,942)            $ (406,114)          $  (998,688)          $(1,771,917)
                               ==========             ==========           ===========           ===========

    Net loss per share         $    (0.11)            $    (0.07)          $     (0.30)          $     (0.40)

    Weighted average common
      shares outstanding        3,442,949              6,065,553             3,299,442             5,257,725

    The accompanying notes are an integral part of these financial statements


                           FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 1996

                                        SHARES OF                               ADDITIONAL                       TOTAL
                                         COMMON        PREFERRED     COMMON      PAID-IN       ACCUMULATED    SHAREHOLDERS'
                                          STOCK          STOCK       STOCK       CAPITAL         DEFICIT        EQUITY
                                        ---------      ---------    --------   ------------    -----------    -------------
Balance at December 31, 1995            3,444,563        $   7       $34,446    $13,328,112    $(3,319,072)    $10,043,493

Issuance of common stock-Preferred
  Conversion                            2, 786,556          (7)       29,156        387,933                        417,082

Issuance of common stock-Acquisition

Net loss                                                                                        (1,771,917)     (1,771,917)

Preferred Stock Dividend                                               1,225        305,008       (306,233)             --
                                        ---------        -----       -------    -----------    -----------     -----------

Balance at September 30, 1996           6,231,119        $  --       $64,827    $14,021,053    $(5,397,222)    $ 8,688,658
                                        =========        =====       =======    ===========    ===========     ===========

    The accompanying notes are an integral part of these financial statements

                        HI-RISE RECYCLING SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                            NINE MONTHS           NINE MONTHS
                                               ENDED                 ENDED
                                        SEPTEMBER 30, 1995    SEPTEMBER 30, 1996
                                        ------------------    ------------------
OPERATING ACTIVITIES
  Net loss                                  $  (988,688)         $ (1,771,917)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Depreciation                                 54,000               120,000
    (Increase) in accounts receivable          (295,888)             (304,063)
    (Increase) in inventory                    (125,370)             (249,389)
    (Increase) in other assets                  (70,672)              (15,558)
    (Increase) in net investments in
      sales type leases                        (473,566)             (784,610)
    (Decrease) Increase in accounts
      payable and accrued expenses              (96,278)              151,435
    Increase in unearned Service
      Agreements                                 14,051                 6,084
    Increase (Decrease) in note
      receivable from related party             (14,140)                 (377)
                                            -----------          ------------
        Net cash used in operating
          activities                         (2,006,551)           (2,848,395)
                                            -----------          ------------
INVESTING ACTIVITIES:
  Purchase of businesses net of
    cash acquired                              (450,372)               46,982
  Maturity of investments                       919,515               238,083
  Purchasee of equipment and
    furniture and fixtures                     (451,047)             (306,814)
                                            -----------          ------------
  Net cash (used in) provided by
    investing activities                         18,096               (21,749)
                                            -----------          ------------
FINANCING ACTIVITIES:
  Private Placement-Net of expenses             842,089                    --
  Proceeds from Line of Credit                  975,000               150,000
  Payments under credit line                   (324,274)             (321,233)
  Decrease in note payable to
    related party                                (7,464)                   --
  Payment of current portion of
    long-term debt                                   --              (120,000)
  (Decrease) of Long term portion of
  note payable                                                        (80,000)
  Decrease in deferred acquisition costs         63,061
  Conversion of preferred stock                      --                    (7)
  Common Stock issued to pay
    Note Payable                                                       84,353
  Common Stock issued upon exercise of
    stock options                                 9,328                28,335
                                            -----------          ------------
    Net cash provided by, (used),
      in financing activities                 1,557,740              (408,552)
                                            -----------          ------------
    Net increase (decrease) in
      cash and cash equivalents                (430,715)           (3,278,696)
    Cash and cash equivalents,
      beginning of year                         805,774             5,717,560
                                            -----------          ------------
    Cash and cash equivalents,
      end of quarter                            375,059             2,438,864
                                            -----------          ------------
*Purchase of businesses, net of
  cash acquired
    Working capital, other than cash           (262,436)              (12,723)
    Property, plant and equipment               (25,139)               (2,525)
    Cost in excess of net assets of
      companies acquired, net                  (927,060)             (275,770)
    Other assets                                 (8,862)                   --
    Current portion of long term debt           150,000                38,000
    Lont term debt                              300,000                    --
    Common stock issued                         323,125               300,000
                                            -----------          ------------
Net cash used to acquire business              (450,372)               46,982
                                            ===========          ============

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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3. Per share data was computed by dividing net loss as adjusted by the preferred dividend by the weighted average number of shares outstanding during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is engaged primarily in the business of marketing a proprietary automated system known as the "hi-rise system" designed to collect and separate recyclable and other solid waste in multistory buildings. In February 1995, the Company acquired all of the issued and outstanding capital stock of IDC Systems, Inc. ("IDC"). IDC is engaged in the business of manufacturing, installing and servicing trash compaction systems. The Company's results of operation for the nine months ended September 30, 1995 include the results of IDC from February 23, 1995, while the Company's results of operation for the nine months ended September 30, 1996 include the results of IDC for the full nine months.

RESULTS OF OPERATION
NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995.

Total revenue during the nine months ended September 30, 1996 was $2,536,213, an increase of $107,968, compared to total revenue of $2,428,245 during the prior comparable period. Revenue from equipment sales, which includes hi-rise system sales and IDC compactor sales, increased by $40,541 to $1,785,652 during the nine months ended September 30, 1996, compared to $1,745,111 during the prior comparable period. Hi-rise system sales for the current nine months were $671,144 compared to $1,138,552 for the previous comparable period. The decrease is a result of the Company's emphasis during the nine months ended September 30, 1996 on equipment sales in new construction buildings. In the case of new building sales, the period of time between the execution of a sales contract and installation of the hi-rise system typically ranges from six to twenty-four months. The Company does not recognize revenue until the installation of the system. The company has no control for installation of systems in new buildings as that is dependent on timing of the contract during the construction process. The longer the installation time period the earlier Hi-Rise was specified in and contracted to the project. As a result, backlog balance at September 30, 1996 was $3,236,298 as compared to $1,634,434 at September 30,1995. Revenue from shared savings agreements increased by $32,441 to $297,803 during the nine months ended September 30, 1996, compared to $265,362 during the prior comparable period. Pursuant to the shared savings agreements, the Company manages the customer's solid waste disposal in order to reduce the waste hauling bill, in return for a percentage of the savings achieved by the Company. The Company had 33 shared saving agreements in effect at September 30, 1996 compared to 27 at September 30, 1995. Revenue from service and parts increased by $34,986 to $452,758 during the nine months ended September 30, 1996, compared to $417,772 during the prior comparable period.

During the nine months ended September 30, 1996, the Company had interest income of $351,522, an increase of $100,369, compared to $251,153 during the prior comparable period. The increase in interest income is primarily attributable to interest realized from sales type lease agreements and interest from investments.

Total operating costs and expenses during the nine months ended September 30, 1996 were $4,469,334, an increase of $903,574, compared to total operating costs and expenses of $3,565,760 during the prior comparable period. Cost of equipment sold increased by $121,571 from $1,227,076 during the nine months ended September 30, 1995 to $1,348,647 during the current nine months. As a percentage of equipment sales and service and parts revenue, cost of equipment sold increased to 60% during the nine months ended September 30, 1996 from 57% during the prior comparable period. The increase in cost of equipment sold in absolute dollars and as a percentage of revenue is primarily attributable to the inclusion of IDC's cost of equipment sold in the amount of $575,700. IDC's cost of equipment sold as a percentage of its revenues is typically higher than the cost of equipment sold of hi-rise systems as a percentage of revenue from sales of hi-rise systems. Selling and marketing expenses during the nine months ended September 30, 1996 were $1,354,932 an increase of $211,829 compared to selling and marketing expenses of $1,143,103 during the prior comparable period. The increase in selling and marketing expenses was primarily attributable to salaries for additional sales personnel and related costs, in the amount of $50,000, in connection with the addition of sales personnel in New York, as well as an increase of $91,000 in salaries and related costs as a result of the hiring of additional sales personnel in the Miami and corporate offices. The addition of sales personnel in the corporate offices is part of the Company's efforts to establish a nationwide distributor network. In addition, included in selling and marketing is $50,000 of additional expenses for IDC during the current nine months as opposed to only seven months last year. General and administrative expenses during the nine months ended September 30, 1996 were $1,504,185 an increase of $586,531 compared to general and administrative expenses of $917,654 during the prior comparable period. The increase in general and administrative expenses was partially attributable to an increase of approximately $200,000 in salaries and related costs as a result of the hiring of additional executive and administrative personnel including a new chief executive officer and administrative assistant. In addition, general and administrative expenses for the nine months ended September 30, 1996 include approximately $55,000 of such expenses for IDC above the seven months in 1995. Legal and professional fees increased by $100,000 primarily as a result of the filing of a registration statement on Form S-3 during the current nine months and legal fees incurred in connection with the exercise by certain holders of the Company's Series A Preferred Stock of their right to convert such shares into shares of the Company's common stock and recent changes in the Company's management. The purchase of IDC and Dade County Recycling, Inc. and the depreciation on assets purchased in 1995 resulted in an additional $105,000 of depreciation and goodwill expense in the first nine months of 1996. Interest expense was comparable to the prior nine month period.

In July 1996, the Company agreed to an out of court settlement with Mr. Jeffrey Daniels, its former president who was terminated in January 1996, and another former employee. The Company incurred settlement expenses totaling $77,203 in cash in connection with such settlement. An expense of $75,000 was accrued for previosly in the second quarter. See "Part II. Item 1.-Legal Proceedings."

As a result, the Company incurred a net loss of $1,771,917 during the nine months ended September 30, 1996, compared to a net loss of $998,688 during the nine months ended September 30, 1995.

RESULTS OF OPERATION
THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995.

Total revenue during the three months ended September 30, 1996 was $1,092,010, an increase of $82,696, compared to total revenue of $1,009,314 during the prior comparable quarter. Revenue from equipment sales, which includes Hi-Rise system sales and IDC compactor sales, increased by $104,025 to $824,651 during the three months ended September 30, 1996, compared to $720,626 during the prior comparable quarter. Hi-rise system sales for the current quarter were $323,021 compared to $472,000 for the previous comparable quarter. The decrease in hi-rise system sales is primarily the result of the Company's emphasis during the three months ended September 30, 1996 on equipment sales in new construction buildings. In the case of new building sales, the period of time between the execution of a sales contract and installation of the hi-rise system typically ranges from six to twenty-four months. The Company does not recognize revenue until installation of the hi-rise system. As a result, backlog continues to grow and totaled $3,236,298 at September 30,1996 compared to $1,634,434, at September 30, 1995. Revenue from shared savings agreements increased by $1,247 to $102,275 during the three months ended September 30, 1996, compared to $101,028 during the prior comparable quarter. Pursuant to the shared savings agreements, the Company manages the customer's solid waste disposal in order to reduce the waste hauling bill, in return for a percentage of the savings achieved by the Company. The Company had 33 shared saving agreements in effect at September 30, 1996 compared to 27 at September 30, 1995. Revenue from service and parts decreased by $22,576 to $165,084 during the three months ended September 30, 1996, compared to $187,660 during the prior comparable quarter.

During the three months ended September 30, 1996, the Company had interest income of $120,466, an increase of $45,465, compared to $75,001 during the prior comparable period. The increase in interest income is primarily attributable to interest realized from sales type lease agreements and interest from investments.

Total operating costs and expenses during the three months ended September 30, 1996 were $1,583,280, an increase of $172,148, compared to total operating costs and expenses of $1,411,132 during the prior comparable quarter. Cost of equipment sold decreased by $63,156 from $595,010 during the three months ended September 30, 1995 to $531,854 during the current three months. As a percentage of equipment sales and service and parts revenue, cost of equipment sold decreased to 54% during the three months ended September 30, 1996 from 65% during the prior comparable period. The decrease is a result of higher margin items sold in the current quarter as compared to the prior comparable quarter. Selling and marketing expenses during the three months ended September 30, 1996 were $445,744, an increase of $24,928, compared to selling and marketing expenses of $420,816 during the prior comparable period. The increase in selling and marketing expense is a result of the hiring of additional sales personnel in New York and the corporate offices in Miami. General and administrative expenses during the three months ended September 30, 1996 were $527,021, an increase of $214,145, compared to general and administrative expenses of $312,876 during the prior comparable period. The increase in general and administrative expenses was partially attributable to an increase of approximately $100,000 in salaries and related costs as a result of the hiring of additional executive and administrative personnel including a new chief executive officer and administrative assistant. The purchase of IDC and Dade County Recycling, Inc. and the depreciation on assets purchased in 1995 resulted in an additional $36,000 of depreciation and goodwill expense in the three months ended September 30, 1996. Interest expense was comparable to the prior nine month period.

In July 1996 the Company agreed to an out of court settlement with Mr. Jeffrey Daniels, its former president who was terminated in January 1996, and another former employee. The Company incurred settlement expenses totaling $77,203 in cash in connection with such settlements.

As a result, the Company incurred a net loss of $406,114 during the three months ended September 30, 1996, compared to a net loss of $374,942 during the three months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had working capital of $3,511,350 and cash and cash equivalents aggregating $2,438,864 compared to working capital of $6,305,990 and cash and cash equivalents of $5,717,560 at December 31, 1995.

The Company's primary sources of working capital has been under a $2.0 million line of credit with Ocean Bank, N.A. ("Ocean Bank") and net proceeds from an offshore private placement of the Company's Series A Preferred Stock, $.01 par value (the "Series A Preferred Stock"), in November 1995 for an aggregate purchase price of $7,200,000. In connection with this private placement, the Company received proceeds net of expenses of approximately $6,368,000.

Under the Ocean Bank line of credit, the Company may borrow up to 75% of the present value of eligible leases of the hi-rise systems entered into since January 1994. The line of credit is collateralized by leases of the Company's hi-rise system, bears interest at a rate per annum equal to Citibank's prime rate plus 2%, and is payable on demand. As of September 30, 1996, the outstanding balance under this line of credit was $1,072,625.

Under the terms of the offshore private placement the Series A Preferred Stock became convertible, at the option of the holders thereof, in increments over a period of 135 days from the consummation of the private placement, into shares of the Company's Common Stock, $.01 par value (the "Common Stock"), at a conversion rate based upon the lower of (i) $9.75 per share or (ii) 85% of the market price of the Common Stock at the time of conversion. The conversion rate is subject to adjustment on the occurrence of certain events. The Series A Preferred Stock is mandatorily convertible by the holders thereof on October 27, 1998. Prior to any such conversion of the Series A Preferred Stock, the Company has the option to redeem the Series A Preferred stock at the then applicable conversion price. Upon conversion or redemption, the holder will be entitled to dividends at the rate of 10% per annum, accrued from the date of issuance through the date of conversion or redemption, as the case may be, payable in Common Stock in the case of conversion and cash in the case of redemption. To date, all 720 shares issued of Series A Preferred Stock were converted into 2,704,661 shares of Common Stock at an average per share conversion price of $2.78.

Net cash used in operating activities was $2,799,142 and $2,006,551, during the nine months ended September 30, 1996 and 1995, respectively. The increase was primarily attributable to a net loss of $773,229 more than the prior comparable period and sales type leases of hi-rise systems entered into in the nine months ended September 30, 1996. In addition, accounts receivable increased by $308,966 as a result primarily of two cash sales totaling $184,000 installed at the end of September. In addition, inventory increased by $249,389 as a result of the increased backlog and inventory needed for the installations to meet this backlog. Net cash used in financing activities was $408,552 during the nine months ended September 30, 1996, compared to net cash provided by financing activities of $1,557,740 during the nine months ended September 30, 1995. Net cash used by investing activities was $71,002 during the nine months ended September 30, 1996, compared to net cash provided by investing activities of $18,096 during the nine months ended September 30, 1995.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, the Company had been notified that Jeffrey A. Daniels, its former president whose employment was terminated in January 1996, intended to pursue claims against the Company resulting from his termination. In July 1996, the Company entered into a compromise agreement with Mr. Daniels pursuant to which (1) the Company agreed to pay Mr. Daniels $39,000, in cash less appropriate payroll taxes and pay his attorney $11,000, and (2) Mr. Daniels agreed to release all claims against the Company. In addition, the Company entered into a compromise agreement with another former employee, Tom Witter its sales manger, pursuant to which (1) the Company agreed to pay such employee $27,500, in cash less appropriate payroll taxes, and (2) such former former employee agreed to release all claims against the Company.

On October 7,1996, Milton Payton ("Mr. Payton"), a former employee, filed a lawsuit in the Circuit Court of Cook County, Illinois County Department, Law Division against the Company claiming breach of contract and fraud and misrepresentation. In general, the lawsuit alleges that the Company made written and verbal representations to Mr. Payton to become General Manager and part owner of the Company's Midwest Subsidiary. Mr. Payton seeks compensatory damages of $600,000 for breach of contract and $600,000 for fraud and misrepresentation. The Company intends to vigorously contest the validity of Mr. Payton's claims which the Company believes have no merit. The Company does not believe that the ultimate outcome of this matter will have a material adverse effect on its financial position or operations.

ITEM 2. CHANGES IN SECURITIES
         Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      A. The Annual Meeting of Shareholders (the "Meeting") of the Company was held on July 16, 1996.

      B. Not applicable because:

              (i) Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934;

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

      C. The matters voted on at the meeting consisted of the following:

              (i) The election of five members to the Company's Board of Directors. The name of each nominee for election and the number of shares voted for and against such nominee, as well as the number of abstentions and broker non-votes with respect to such nominee, are set forth below:

NAME                  FOR          AGAINST            ABSTAIN        NON-VOTES
----               ---------       -------            -------        ---------
Don Engel          5,355,397        16,755              -0-           610,619
Mark Shantzis      5,351,397        20,755              -0-           610,619
Warren Adelson     5,355,397        16,755              -0-           610,619
Ira Merritt        5,355,397        16,755              -0-           610,619
Joel Pashcow       5,355,397        16,755              -0-           610,619

              (ii) A proposal to approve the adoption of the Company's 1996 Stock Option Plan and the reservation of 1,000,000 shares of Common Stock for issuance pursuant to the 1996 Stock Option Plan. 3,958,689 shares were voted in favor of such proposal, 122,076 shares against and 32,325 shares abstained. In addition, there were 1,869,681 broker non-votes with with respect to such proposal.

              (iii) A proposal to approve the adoption of the Company's 1996 Director's Stock Option Plan and the reservation of 150,000 shares of Common Stock for issuance pursuant to the 1996 Director's Stock Option Plan. 4,014,499 shares were voted in favor of such proposal, 122,961 shares against and 31,225 abstained. In addition, there were 1,844,086 broker non-votes with with respect to such proposal.

      D. Not applicable.

ITEM 5. OTHER INFORMATION

On September 25, 1996, the Company acquired all of the outstanding capital stock of Recycltech Enterprises Inc., a Province of Ontario corporation
("Recycltech"), which had, prior to the acquisition, served as the Company's distributor of hi-rise systems in Toronto, Canada and its immediately surrounding areas. In consideration for its acquisition of the Recycltech capital stock, the Company issued an aggregate of 64,243 shares of its Common Stock, valued at $300,000, to the former shareholders of Recycltech.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A) EXHIBITS:

          EXHIBITS    DESCRIPTION
          --------    -----------
             11       Statement re: computation of per share earnings

      (B) REPORTS ON FORM 8-K:

             None

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        HI-RISE RECYCLING SYSTEMS, INC.

Date: November 13, 1996             By: /s/ DON ENGEL
                                       -----------------------------------------
                                    Donald Engel, Co- Chairman of the
                                    Board and Chief Executive Officer
                                    (principal executive officer)

Date: November 13, 1996             By: /s/ BRAD HACKER
                                       -----------------------------------------
                                    Bradley Hacker, Controller
                                    (Principal Financial and Accounting Officer)