Form 10KSB40
period 1996-12-31
HI RISE RECYCLING SYSTEMS INC
filed 1997-03-31
CIK 906605

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

      [X] Annual Report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934

          For the fiscal year ended December 31, 1996

          or

      [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934

          For the transition period from _______________ to _______________

                                     0-21946
-------------------------------------------------------------------------------
                              (Commission File No.)

                         HI-RISE RECYCLING SYSTEMS, INC.
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             FLORIDA                                    65-0222933
-----------------------------------     ----------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

    16255 NW 54TH AVENUE, MIAMI, FLORIDA                           33014
--------------------------------------------------------------------------------
  (Address of principal executive offices)                      (Zip Code)

         Issuer's Telephone Number, including area code: (305) 624-9222

Securities registered under Section 12(b) of the Securities Exchange Act of 1934: None

Securities registered under Section 12(g) of the Securities Exchange Act of
1934:

                          COMMON STOCK, $0.01 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $3,207,309

The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 27, 1997 was $21,287,445, computed by reference to the closing bid price of the Common Stock on such date.

As of March 27, 1997, there were 6,307,391 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format:

                             Yes [ ]   No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Hi-Rise Recycling Systems, Inc. (the "Company") is primarily engaged in marketing a proprietary automated system designed to collect source-separated recyclables and other solid waste in multi-story residential buildings. The Company's principal product, which is marketed under the Hi-Rise Recycling System name (the "hi-rise system"), is easily adapted to a multi-story building's existing waste disposal chute or designed into newly constructed buildings, permitting residents to conveniently dispose of, without commingling, a variety of recyclable waste, including glass, metal, newspapers and plastic, plus garbage. By providing for source separation and collection from each floor, the hi-rise system eliminates the cost, inconvenience and potential health and fire hazards associated with manually transporting solid waste in elevators and stairwells to a central storage area on the ground floor or basement. The hi-rise system is intended to promote recycling and enable multi-story building owners and residents to efficiently source-separate and divert recyclable waste from landfills, while reducing the time, labor and hauling expenses normally associated with solid waste disposal. The Company designed the hi-rise system in response to perceived market opportunities arising out of increasing state and local environmental regulation mandating or encouraging recycling.

To date, the Company has installed 105 hi-rise systems, of which 48 were sold and 57 were leased or rented. In connection with sales type leases of the hi-rise system, the Company has entered into shared savings agreements with building owners, pursuant to which the Company manages a building's solid waste disposal and receives a percentage of the building owner's shared savings realized as a result of reduced waste disposal costs. The Company anticipates that its principal source of revenue will be derived from sales type leases and cash sales of the hi-rise system to multi-story residential building owners and from direct sales to distributors of the hi-rise system and, to a lesser extent, from shared savings programs and service contracts with multi-story building owners. In addition, as a result of the Wilkinson Acquisition discussed below under "Recent Events" the Company anticipates that it will derive revenue from sales of sheet metal fabrication products.

In 1996, the Company focused its sales efforts on the new construction market. As a result, the backlog of signed contracts continues to grow, increasing by over 119%, from approximately $1.6 million at the end of 1995 to approximately $3.5 million at December 31, 1996.

As part of its plan to expand its operations into new geographic markets, in February 1995, the Company acquired all of the outstanding capital stock of IDC Systems, Inc. , a privately held New York corporation ("IDC Systems"). IDC Systems is engaged in the business of assembling, selling, installing and servicing trash compaction systems in New York, New Jersey and Connecticut, and currently services on a yearly basis approximately 1,700 compaction customers, many of which are multi-story residential buildings that are potential customers for the hi-rise system. At the present time IDC Systems' total customer base is 2,200. The Company intends to attempt to capitalize on IDC System's existing and potential customer base and industry contacts. The Company will seek to sell its hi-rise systems and continue to sell compaction systems in New York City and the surrounding geographic areas.

In March 1996, three new directors were elected to the Board of Directors of the Company. Donald Engel, who was elected Co-Chairman of the Board and Chief Executive Officer, Ira S. Merritt and Joel M. Pashcow, Mark D. Shantzis, who had been serving as Chairman of the Board and Chief Executive Officer, was elected Co-Chairman of the Board and President. On January 1, 1997, Mr. Shantzis resigned his position of President. Mr. Shantzis retained his position as Co-Chairman of the Board and serves as a consultant to the Company. In addition, David Friedman resigned as a director.

RECENT EVENTS

As part of its strategy to (i) expand its network of independent distributors,
(ii) offer a fully integrated waste disposal system for multi-story buildings and (iii) commence manufacturing the components of the Company's systems, on February 3, 1997, the Company, through a newly-formed wholly-owned subsidiary now known as Wilkinson Company, Inc. ("Wilkinson"), acquired substantially all of the assets other than real property (the "Wilkinson Assets") and assumed certain of the liabilities of Wilkinson Company, Inc., an Ohio corporation (the "Wilkinson Seller"). The aggregate purchase price paid for the Wilkinson Assets was $2,486,827 in cash, subject to adjustment under certain circumstances, and 76,272 shares of the Company's Common Stock, $.01 par value per share (the "Common Stock"), valued at $300,000. The Wilkinson Seller was engaged in the sale, manufacture, distribution and installation of sheet metal fabrication products, consisting primarily of laundry and rubbish chutes, as well as corner guards, kick and push plates, handrails and bumper rail systems. The Company, through its subsidiary Wilkinson, is continuing the business previously conducted by the Wilkinson Seller. Wilkinson has a network of approximately 65 domestic independent distributors. The Company has commenced utilizing Wilkinson's distributor network to market the hi-rise system as well as Wilkinson's products. In addition, as a result of the Wilkinson Acquisition, the Company is able to offer multi-story buildings a fully integrated waste disposal system consisting of the hi-rise system, waste disposal chute and trash compaction system. In connection with the Wilkinson Acquisition, Wilkinson entered into a lease with the Wilkinson Seller for its facility in Stow, Ohio. See Item 2. "Description of Property." The Company intends to consolidate manufacturing and engineering of all of the Company's products at Wilkinson's facility in Ohio, which the Company believes will enable it to realize cost efficiencies.

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

MARKET OVERVIEW

Public concern relating to the environmental impact of traditional solid waste disposal methods, such as landfilling and incineration, has increased dramatically over the past several years. Landfills involve potential groundwater contamination and other nuisances, and have become difficult and costly to site and construct. Similarly, incineration has not proven to be a viable alternative, due principally to significant capital costs, potential air pollution and controversy over site selection. In almost every community with high concentrations of multi-story buildings in the United States, available landfill space is becoming increasingly scarce. According to Biocycle, an industry publication, many landfills will reach capacity over the next several years and numerous landfills are likely to close due to their inability to comply with stringent government regulation governing their operation and their closing, although the Company believes that it is also likely that new landfills will open in the future. In many areas, waste disposal at landfills and incineration has become increasingly costly.

In response to these concerns, government authorities have adopted extensive regulations to alleviate various environmental and waste disposal problems resulting from traditional solid waste disposal methods. State and local legislation targeting solid waste reduction and landfill diversion generally includes mandatory recycling and/or tax incentives and government grants to encourage recycling. To date, approximately 47 states have enacted legislation targeting solid waste disposal reduction, of which 23 states require reductions ranging from 40% to 70%. In addition, legislation has been enacted in 46 states to discourage landfill use by, among other things, restricting disposal of a variety of recyclables and imposing significant landfill disposal surcharge fees in response to strong public opposition to the development of new landfill space.

Various state and local legislation has been and is expected to be enacted requiring source-separation as an integral part of recycling programs. In 1988, the State of Florida adopted legislation requiring each county in the state to initiate recycling and source-separation programs which, at a minimum would reduce the volume of municipal solid waste by 30% by the end of 1994. As a result, many Florida municipalities, including those in Dade, Broward, and Collier (West Coast Florida) Counties, mandate that residents recycle newspaper, aluminum cans, glass and plastic bottles. New York, which adopted legislation in 1988 requiring municipalities to implement regulations mandating recycling, has enacted legislation requiring source-separation programs. In response to federal, state and county pressures, many large cities, including New York City, Chicago and Toronto, Canada, have enacted mandatory multi-story building recycling legislation. Additionally, 27 states have enacted various types of incentive tax credits ranging as high as 50% for machinery and equipment used in the recycling process and various sales tax exemptions and most states have made loans and grant funds available to municipalities to subsidize the cost of recycling programs and equipment.

Recycling involves the separation and recovery of materials, such as plastic, glass, metal and newspaper, from the solid waste stream and the reuse of such materials in the manufacture of various products. Generally, three methods are utilized to separate recyclables from garbage: source-separation, which involves separating various recyclables from one another and from garbage at the source prior to collection; commingled separation, which involves separating recyclables from garbage at the source and transporting the commingled recyclables to a materials recovery facility for separation; and commingling, which involves separating commingled recyclables and garage at a dirty-materials recovery facility, primarily by sorting through the refuse by hand. The Company believes, based in part on a study commissioned by the New Jersey Office of Recycling, that source-separation results in the most cost-effective and highest rate of recovery of recyclable materials.

The Company believes that existing methods for waste collection and separation do not provide an efficient, cost-effective way for residents of multi-story buildings to dispose of solid waste. Curbside recycling programs, which involve collecting recyclables at designated times, are believed by the Company to be aimed primarily toward single family homes in suburban communities. Materials recovery facilities dedicated to separating commingled recyclables and garbage involve significant labor costs and potential health hazards. Existing multi-story building recycling programs involve placing containers for each recyclable in the disposal chute room on each floor to be serviced by the building staff or the recycling collector. This method requires increased handling of materials in stairwells and elevators and daily service of each chute room, which is typically a confined area. Another method requires residents to separate and store recyclables and deposit them in a central location either on the ground floor or outside the building. Unlike the hi-rise system, both methods fail to take advantage of the efficiency and convenience of the existing trash chute and result in significant labor costs and potential health and fire code violations.

The Company believes that continuing initiatives of state and local government authorities and increasing hauling costs and landfill use fees have created incentives for multi-story building owners to implement recycling programs and significant demand for innovative waste management solutions, such as the hi-rise system. The Company believes that the hi-rise system provides an efficient, cost-effective method of collecting and source-separating recyclables in multi-story buildings and is a viable means for urban communities with high concentrations of multi-story buildings to comply with government imposed solid waste reduction, landfill diversion and recycling goals.

THE HI-RISE RECYCLING SYSTEM(TM)

The Company's principal product, which is marketed under the Hi-Rise Recycling System name, is easily adapted to a multi-story building's existing waste disposal chute or designed into newly constructed buildings, permitting residents to conveniently dispose of, without commingling, a variety of recyclable waste including glass, metal, newspaper and plastic, plus garbage. By using the chute for source separation and collection from each floor, the hi-rise system eliminates the cost, inconvenience and potential health and fire hazards associated with manually transporting solid waste in elevators and stairwells to a central storage area on the ground floor or basement. The hi-rise system is intended to promote recycling and enable multi-story building owners and residents to efficiently source-separate and divert recyclable waste from landfills, while reducing the time, labor and hauling expenses normally associated with solid waste disposal.

The hi-rise system consists of six waste collection and storage bins, one for each recyclable and one for garbage, which rest on a carousel located at the bottom of the building's waste disposal chute, and electronic panels installed near the disposal chute's door on each floor. When activated by a resident, the control panel electronically rotates the carousel to position the selected collection bin under the disposal chute, in turn, to receive up to five categories of recyclables and garbage for storage and collection. For instance, pushing the newspaper button on the control panel positions a bin under the chute to receive recyclable newspapers, while automatically "locking out" all other chute doors to prevent other residents from disposing of a different recyclable or garbage in the collection bin. An "in use" light on the control panel on each floor notifies residents when the system is in operation. Presently, there are two models of the carousel system, the "roll-away bin" model and the bagger model. The roll-away bin model collects the garbage and recyclables in roll-away bin containers that rest on the carousel and can be rolled off the carousel when full and replaced by an empty one. The roll-away collection bins are compatible with front and rear-end load garbage trucks and side-load trucks designed to collect and transport recyclables and are easily handled by one person. For those building where roll-away containers are not practical, the Company has designed the bagger model. The bagger model collects the garbage and recyclables in disposable bags that are located in round collection bins that rest on the carousel. The bags can be removed from the bins to be placed at curbside for collection. This model is most useful in cities such as New York where most garbage rooms cannot accommodate bins or the transportation of the bins to ground level. Both models are equipped with an automatic garbage compactor.

The hi-rise system features a "controller" which incorporates: an electronic display monitor which alerts building personnel when collection bins are full; a telephone dialer which automatically communicates with service personnel in the event the system malfunctions; a programmable microprocessor which permits the system to be adapted to satisfy specific recycling and waste separation requirements; and an electronic counter which automatically records resident use by category of recyclable and garbage to provide data relating to waste generation and landfill diversion for statistical and billing analysis. The programmable microprocessor, which incorporates the Company's proprietary software, permits the system to be upgraded to provide modem capabilities to interface via telephone communication lines with waste haulers and other industry participants. The Company believes that these system capabilities will enhance education efforts to increase compliance with, and participation in, recycling programs to satisfy evolving industry standards.

The price of the hi-rise system currently ranges from $50,000 to $100,000 depending upon the number of floors in a multi-story building. The number of systems installed in a building depends on the number of garbage chutes in the building.

During the years ended December 31, 1996 and 1995, sales of hi-rise systems accounted for approximately 36% and 40%, respectively, of the Company's revenues.

IDC SYSTEMS PRODUCTS

IDC Systems offers a line of trash compaction systems designed primarily for use in multi-story buildings. IDC Systems' line includes six principal models. During the years ended December 31, 1996 and 1995, sales of trash compaction systems accounted for approximately 14% and 25%, of the Company's revenues.

WILKINSON PRODUCTS

Wilkinson is engaged in the sale, manufacture, distribution and installation of sheet metal fabrication products, consisting primarily of laundry and rubbish chutes, as well as construction products such as corner guards, kick and push plates, handrails and bumper rail systems. Wilkinson also offers a line of recycling bins. Wilkinson's laundry and rubbish chutes are available with various types of doors, including a door integrated with the hi-rise system control panel, and are custom designed to meet a building's specifications. Construction products and recycling bins are generally available either custom designed or from stock. In addition, Wilkinson provides other sheet metal fabrication products consisting of components custom designed to its customers' specifications which are utilized by its customers in the manufacture of their products. Wilkinson also sells replacement parts for its principal products.

MARKETING AND SALES

Target Geographic Markets

The Company's marketing efforts with respect to the hi-rise system are focused in geographic markets in which the hi-rise system is believed to have potential for significant market penetration. The Company believes that certain geographic markets are likely to achieve greater system penetration based on a number of factors, principal among which is the existence of mandatory recycling legislation with penalties for non-compliance. The Company has identified potential geographic markets by evaluating among other things, the existence of proposed legislation mandating recycling; high or increasing landfill and incinerator disposal fees which result in high monthly hauling fees to building owners; and high concentrations of mid-rise and high-rise buildings in serviceable geographic areas. Based on this evaluation, the Company is currently focusing its efforts primarily in South Florida and West Florida and metropolitan areas such as New York City and Toronto, Canada. The Company currently anticipates that it will seek to achieve significant market penetration in these and other selected geographic areas with one or more of the model's characteristics.

The Company plans to expand its operations into new geographic markets beginning in markets in which the system is likely to achieve market penetration, such as Boston, Massachusetts and Washington, D. C., as well as Chicago, Illinois.

In an effort to enter the New York City and surrounding geographic markets, in February 1995, the Company acquired IDC Systems, a company engaged in the business of assembling, selling, installing and servicing trash compaction systems in New York, New Jersey and Connecticut. IDC Systems currently services approximately 1,700 compaction customers, many of which are multi-story residential buildings that are potential customers for the hi-rise system. The Company is attempting to capitalize on IDC Systems' existing and potential customer base and industry contacts. The Company will seek to sell its hi-rise systems and continue to sell compaction systems in New York City and the surrounding geographic areas. If it is able to establish a significant market presence in New York City and other geographic areas, the Company anticipates that it will implement product rollout in contiguous areas with high concentrations of multi-story buildings. According to U. S. Census Bureau statistics, approximately 30% of the U. S. population lives in multi-story buildings, representing some 75 million people in an estimated 100,000 buildings. The Company estimates, based on its experience with buildings in which the hi-rise system has been installed, that the average garbage hauling fee in these buildings is about $20,000 a year, representing $4 billion annually in hauling fees for multi-story residential buildings. The Company's hi-rise systems can be installed in old buildings with virtually no structural changes, and can be adapted to multi-story commercial buildings and designed into new construction. Of the 105 systems installed, 93 have been installed in multi-story residential buildings (including 32 in new residential construction and one in a mixed-use historic rehabilitation) and 12 have been sold to private waste hauling companies which have remarketed the system to residential building owners.

The Company also plans, as part of its long-term objectives, to expand its operations into foreign markets, including Japan, Korea and the European Community.

SYSTEM SALES

The Company derives a substantial portion of its revenue from sales and leases and rentals of the hi-rise system. To date, 105 hi-rise systems have been installed in several urban communities, including 60 systems in Dade County, Florida, 19 in Toronto, Canada, 4 in Broward County, Florida, 4 in Boca Raton, 11 in New York City, 2 in Naples, Florida and one each in Marco Island, Florida, Chicago, Illinois, the University of Wisconsin, the University of Georgia and the Washington, D. C. area.

The Company engages an independent sales force and independent distributors in various regions throughout the United States, for marketing to multi-story building owners and waste hauling companies. For the years ended December 1996, 1995 and 1994, one of such distributors accounted for approximately 5% of the Company's system sales. Although the

Company will continue to sell hi-rise systems through independent distributors, the Company is increasing its emphasis on sales of hi-rise systems through its direct sales force. The Company's independent distributors typically purchase hi-rise systems from the Company for resale to their customers. In February 1995, the Company acquired IDC Systems. The Company intends to attempt to capitalize on IDC System's existing and potential customer base and industry contacts. The Company will seek to sell its hi-rise systems through a sales force based at IDC Systems and continue to sell compaction systems in New York City and the surrounding geographic areas. In February 1995, the Company also acquired Dade County Recycling, Inc., a Florida corporation ("DCR"), a former distributor of the hi-rise system in Dade County, Florida. On September 25, 1996, the Company acquired all of the outstanding capital stock of Recycltech Enterprises Inc., a Province of Ontario corporation ("Recycltech"), which had, prior to the acquisition, served as the Company's distributor of hi-rise systems in Toronto, Canada and its immediately surrounding areas.

As part of its strategy to expand its distributor network and offer a fully integrated waste disposal system for multi-story buildings, the Company consummated the Wilkinson Acquisition. Wilkinson has a network of approximately 65 domestic and 10 international distributors who market its products primarily to architects and building contractors. Wilkinson generally has contractual arrangements with its distributors pursuant to which the distributor is granted the exclusive right to market Wilkinson's products in the specified territory. The distributor typically is not required to meet sales quotas to maintain its relationship with Wilkinson. A substantial portion of Wilkinson's distributors receive commissions based on net sales. Certain distributors, particularly the larger ones, purchase products from Wilkinson for resale to their customers. Since the consummation of the Wilkinson Acquisition, the Company has commenced marketing the hi-rise system through Wilkinson's distributor network. The Company intends to commence marketing IDC Systems' trash compaction systems under the "Wilkinson" name. In addition, as a result of the Wilkinson Acquisition, the Company is able to offer a fully integrated wasted disposal system for multi-story buildings consisting of the hi-rise system, waste disposal chute and trash compaction system. The Company believes that by utilizing Wilkinson's distributor network to offer a fully integrated waste disposal system, it will be able to penetrate further the new construction market.

LEASE PROGRAMS

In addition to sales of hi-rise systems, the Company seeks to enter into favorable long-term sales type lease agreements with building owners providing for a fixed monthly rental, renewal options and a fair market value purchase option at the end of the lease term. The Company also seeks to enter into capital leases, for a term of seven years, with building owners providing for monthly principal and interest payments to be applied towards the cost of the hi-rise system. At the end of the lease, the building owner may purchase the system for nominal consideration. Of the 105 systems installed to date, 57 have been installed pursuant to lease agreements.

SHARED SAVINGS PROGRAMS

In connection with sales, leases and rentals of hi-rise systems, the Company seeks to enter into shared savings agreements with building owners. In general, under shared savings agreements, the Company manages a building's solid waste disposal for which the Company receives an amount equal to the building's monthly waste hauling bill prior to system installation (which amount is adjusted to reflect increases in the hauling rate). Under the terms of these agreements, the Company pays the building's current waste hauling bills and is entitled to retain between approximately 60-100% of the monthly savings realized as a result of any decrease in the building's waste hauling bill. The Company believes that by using the hi-rise system a building's savings result primarily from reduced building labor costs of carrying recyclables in stairwells and elevators and additionally from a percentage of the savings as a result of reduced fees charged by a building's waste hauler due to the reduced volume of waste disposed in landfills. Waste haulers typically have short-term (three years or less) contracts based on volume, which permit building owners to save money on existing contracts or to negotiate contracts in anticipation of implementing shared savings program. The Company believes shared savings programs maximize returns to the Company and will provide an increasing source of cash flow over the term of the agreement, usually seven to ten years. To date, the Company has entered into 33 shared savings agreements.

In January 1991, the prototype of the hi-rise system was installed in a 23-story condominium in Dade County, Florida on a shared savings basis. Under this program, the Company receives the first $425 per month of savings and shares the balance of the savings with the building on a predetermined basis. Since the installation, use of the hi-rise system has resulted in a significant reduction in the volume of non-recyclable garbage being hauled to the landfill and in corresponding reductions in the building's hauling fees.

During the years ended December 31, 1996 and 1995, shared savings contract revenue accounted for approximately 13% of the Company's revenues.

MARKETING AND PROMOTION

The Company believes that increased awareness and understanding of environmentally compatible alternatives to traditional methods of waste disposal are important factors in the marketing of the hi-rise system. Accordingly, the Company's marketing strategy is focused on education and emphasizes that the use of the hi-rise system, which promotes recycling, will result in a cleaner environment. The Company also markets the hi-rise system by utilizing statistics generated by systems currently in use. The data is used to familiarize real estate developers, building management companies, condominium boards and other potential purchasers, about the environmental, time, labor and costs benefits of the system as compared to other more costly and less convenient methods of transporting recyclables floor-to-floor. The Company also seeks to educate local officials in markets with high waste disposal costs and high concentrations of multi-story buildings as to the environmental benefits of recycling and the use of the hi-rise system, to encourage the adoption of recycling legislation. The Company has two educators on staff to educate individuals and promote the hi-rise system. Other marketing efforts include direct mailing, advertising in trade publications, preparation of promotional brochures and participation in industry conferences and trade shows.

The Company has received favorable media and industry attention. The hi-rise system has been described in numerous national and local publications in the United States, Canada, Australia and Europe and has been the topic of discussion on several television and cable station news reports and talk shows, including CNN Prime News, CNN Headline News, and the Wall Street Journal Report.

The Company believes that its acquisition of IDC Systems, a company engaged in the business of assembling, selling, installing and servicing trash compaction systems in New York, New Jersey and Connecticut, may enhance the Company's ability to market and sell its hi-rise systems in New York City and its surrounding geographic areas and to expand its customer base. IDC Systems currently services approximately 1,700 compaction customers, many of which are multi-story residential buildings. The Company intends to market and sell its hi-rise system through IDC Systems to multi-story residential buildings located in the tri-state area.

MANUFACTURING AND SUPPLY

To date, the Company has obtained all of its component parts, including carrousels, roll-away waste collection bins and the components of the electronic control panel and "controller" incorporated into hi-rise system, from third-party manufacturers. For the years ended December 31, 1996 and 1995, substantially all of the Company's carrousel requirements were purchased from one manufacturer, Accudyne Corporation. The Company currently has alternative sources for these components and believes that additional alternative sources are readily available. The Company is substantially dependent on the ability of its manufacturers, among other things, to satisfy performance and quality specifications and dedicate sufficient production capacity for components within scheduled delivery times. The Company does not maintain supply contracts with any of its manufacturers and purchases components pursuant to purchase orders placed from time to time in the ordinary course of business. Failure or delay by the Company's suppliers in supplying necessary components to the Company would adversely affect the Company's ability to obtain and deliver products on a timely and competitive basis.

In addition, IDC Systems obtains all of its trash compaction system components from third-party manufacturers. IDC Systems currently has alternative sources for these components and the Company believes that additional alternative sources are readily available. IDC Systems does not maintain supply contracts with any of its manufacturers and purchases components pursuant to purchase orders placed from time to time in the ordinary course of business. Failure or delay by IDC Systems' suppliers in supplying components for its compaction systems would adversely affect IDC Systems' ability to obtain and deliver products on a timely and competitive basis. Sales of trash compaction systems accounted for approximately 40% and 39% of IDC Systems sales during the years ended December 31, 1996 and 1995 with the balance consisting of service revenue for parts and labor.

Wilkinson manufactures sheet metal fabrication products at its manufacturing facility in Stow, Ohio. The manufacturing process consists primarily of decoiling and cutting the steel to length, forming, welding, assembly and then packaging for shipment. Quality control is performed during the welding process. The principal materials used in manufacturing are stainless steel and aluminized steel rolls. Wilkinson generally purchases its steel requirements pursuant to blanket type purchase arrangements pursuant to which prices are established for a specified period. Wilkinson currently has several sources for its steel requirements and the Company believes that other sources are available. In addition, Wilkinson purchases certain component parts from third party manufacturers who manufacture these components to its specifications. The Company intends to consolidate manufacturing and engineering of all of the Company's products at Wilkinson's manufacturing facility. The Company has begun configuring the facility to allocate space for new manufacturing. Certain of Wilkinson's existing equipment may be used for manufacturing of the Company's other products. In addition, the Company intends to purchase additional equipment for this purpose.

PRODUCTION

The Company engages in limited assembly operations of the hi-rise system at its facility in Miami, Florida. The Company's assembly operations involves the certification of each system component, assembly of the system's electronic control panels, a series of quality specification measurements, and various other physical and visual tests to certify final performance specifications. The Company's sales cycle, which in the case of direct sales, leases and rentals commences at the times a prospective customer demonstrates to the Company an interest in purchasing or leasing or renting a hi-rise system and ends upon completion of installation of such system, at which time the Company recognizes revenue, typically ranges from two to six months. The period from the execution of a purchase order or lease or rental agreement until delivery of system components to the Company, assembly, shipment and completion of installation of such system typically ranges from one to two months in the case of existing buildings and from six to eighteen months in the case of new building construction. In the case of sales to distributors, the Company's sales cycle commences at the time a prospective customer expresses an interest in purchasing a hi-rise system and ends upon shipment of the system to the distributor, at which time the Company recognizes revenue, and typically ranges from two to four months. By contrast, the Company may fill purchase orders within seven days of receipt when delivered out of inventory. These orders are primarily orders concerning spare parts. The Company generally fills orders shortly after receipt, except in the case of new building construction where delays in installation may occur at the building owner's request as a result of its construction schedule. At December 31, 1996, the Company had a backlog of approximately $3,500,000 relating to installations of hi-rise systems in new buildings and contracted compactor orders. Backlog at December 31, 1995 was approximately $1,600,000. The Company believes that its present inventory level together with readily available components and supplies is sufficient to satisfy the current backlog.

The minimum period of time required by Wilkinson to fill an order for its custom designed product generally ranges from four to six weeks from its receipt of approved drawings. However, its sales cycle typically depends on the building's construction schedule. As a result, Wilkinson's sales cycle may range from six months to 18 months.

CUSTOMERS

The Company plans to market the hi-rise system beyond the existing residential building market to owners of existing commercial buildings with waste disposal chutes and newly-constructed or renovated residential and commercial multi-story buildings. The Company believes that other potential customers include waste recycling companies, municipal waste haulers, hospitals, universities, hotels and government buildings. The Company believes that its acquisition of IDC Systems, will enhance the Company's ability to market and sell its hi-rise systems in New York City and its surrounding geographic areas and to expand its customer base. The new construction market in South Florida was a large source of orders for 1996 and 1995. The Company estimates that it was able to penetrate approximately 70% of this segment of the market in 1995, which was primarily responsible for the increase in backlog.

A substantial portion of Wilkinson's customers consist of architects and building contractors who specify its products in building construction. Wilkinson's customers generally utilize its products in construction of residential buildings, hotels and hospitals. The Company believes that the Wilkinson Acquisition will enhance its ability to penetrate the new construction market.

INSTALLATION, SERVICE AND MONITORING

The hi-rise system can be easily installed with virtually no structural changes to buildings or to disposal chutes in existing buildings, and can be easily designed into new buildings. Installation generally takes one to four days and consists of installing the carousel, collection bins and "controller" in the basement and installing and wiring electronic control panels near disposal chute doors on each floor. The Company performs diagnostic tests and procedures to determine whether the installed system meets system specifications. The Company currently has five employees providing installation services, not including the eight service and installation personnel available in New York.

The Company's personnel provide on-site training to building staff in the use of the hi-rise system. The Company provides training for both the operation and use of the hardware components of the system and execution of all applications of the software. Purchase of the system includes provision by the Company of a complete installation, operation, service and safety manual in addition to technical training which is tailored to the needs of the building management and other personnel. Education is made available to the building manager, maintenance staff and waste hauler, typically during a two to four week curriculum. In addition, prior to the installation of the hi-rise system in a building, the Company institutes an educational program for residents and provides educational materials, including instructional videos, to building residents in order to encourage source-separation and proper use of the system. Building management and residents are encouraged to maintain a high level of recycling and conduct on-going source-separation surveys. When the hi-rise system is activated by a resident, the control panel automatically "locks-out" all other chute doors to prevent other residents from disposing of a different recyclable or garbage. Nevertheless, there are no safeguards to prevent improper disposal by the resident utilizing the system. Accordingly, the success of the hi-rise system is dependent upon the cooperation of the building's residents. However, based on its experience, the Company believes that it is unlikely that a resident will misuse the system, inasmuch as the control panel must be activated for disposal. Moreover, a resident not inclined to participate in the building's recycling program may simply push the garbage button for disposal of all his trash. The Company currently has two employees providing training and educational services.

The Company offers a six-month, for retrofit buildings, or one year, for new buildings, limited warranty covering workmanship and materials, during which period the Company or its authorized service representative will make repairs and replace parts which become defective due to normal use. Pursuant to maintenance and service contracts, the Company will make repairs during business hours according to a specified period commencing upon the expiration of the warranty for a monthly fee. The Company employs five persons who are engaged in system maintenance and service (including installation), excluding nine service representatives employed by IDC Systems. These nine are trained to install and service both compactors and the Hi-Rise Recycling System(TM). Other than buildings which have entered into lease agreements with the Company, 13 buildings (containing 17 systems) have entered into service contracts with the Company.

The Company also offers central station monitoring services with each hi-rise system for either a fixed monthly or quarterly fee. The central station monitors the hi-rise system's microprocessor which features a self-diagnostic capability that electronically transmits system information via telephone communication lines to a central monitoring station.

When a collection bin is full or the system malfunctions, a central station operator routes calls to the nearest local representative for service or to the appropriate building personnel, as appropriate. Although service contracts typically cover normal business hours, monitoring services are available on a 24 hour, seven day a week basis.

As with the hi-rise system, IDC Systems' trash compaction systems can be easily installed into existing buildings or new buildings. Installation normally takes one to two days and consists of installing the compaction unit in the basement or first floor of the building. IDC Systems currently has nine employees providing service and installation services.

In connection with sales of trash compaction units, IDC Systems offers a one year limited warranty covering workmanship and materials, during which time IDC Systems will make repairs and replace parts which become defective due to normal use. In addition, IDC Systems attempts to enter into a maintenance and service contract with the building regarding the compaction system. Pursuant to such service contracts, for a monthly fee, IDC Systems will make repairs and generally maintain the compaction system for a one year period, commencing upon the expiration of the warranty period. In the event a building determines not to enter into a maintenance and service agreement with IDC Systems regarding a compaction system, IDC Systems will service the system as requested by the building for a maintenance fee related to time and material costs of IDC Systems.

Wilkinson performs installation in its geographic area. In connection with sales of sheet metal fabrication products, Wilkinson typically offers a one year limited warranty covering workmanship and materials, during which time Wilkinson will make repairs and replace parts which become defective due to normal use.

PRODUCT DEVELOPMENT

The Company's product development efforts are focused on enhancing and refining the hi-rise system and on adapting the system to satisfy individual and industry requirements. For the years ended December 31, 1996 and 1995, product development expenditures by the Company were approximately $48,881 and $29,970, respectively, and were expensed as incurred. The Company intends to continue to engage in ongoing system refinement and enhancement efforts, including development of a diverter model that enables the system to accommodate larger buildings with the hi-rise system and a separate compactor. The system also has modem capabilities to interface via telephone communication lines with waste hauling companies and other industry participants. The Company believes that the potential ability of the system to alert waste hauling and recycling companies when collection bins reach capacity will facilitate community recycling programs and improve the efficiency of recyclable solid waste collection and disposal. The Company also will seek to develop a capability to centrally monitor resident participation and to use statistical data to develop recycling programs to satisfy evolving industry trends and regulatory requirements. The bagger model was one project completed in 1995 which the Company is actively marketing. An integrated chute door system for new construction was also developed in 1995 and is being actively marketed at the present time. This technology combines the building's trash chute, trash chute door and floor panel into one piece of equipment. A patent has been applied for and is pending at this time. Currently eight customers have contracted to purchase the integrated door.

COMPETITION

The waste management industry is characterized by intense competition. Although the Company is aware of only three companies that offer or are attempting to offer solid waste collection alternatives for multi-story residential buildings, none of which the Company believes is functionally equivalent to the hi-rise system, there can be no assurance that other companies do not have or are not currently developing functionally equivalent products, or that functionally equivalent products will not become available in the near future. Additionally, the Company is aware of a number of companies that offer trash compaction systems substantially similar to those sold by IDC Systems and Wilkinson competes with certain regional manufacturers of chutes and other sheet metal fabrication products. Certain of the Company's, IDC Systems' and Wilkinson's competitors may have substantially greater financial, personnel, marketing and other resources than the Company. In addition, there are numerous companies involved in the waste management industry, including waste hauling companies and other companies engaged in waste separation, recovery and recycling, which may have the expertise and resources that would encourage them to attempt to develop and market products which would compete with the hi-rise system or render the system obsolete or less marketable. The Company's system currently competes with other methods for separating and collecting recyclables and waste disposal, such as landfilling and incineration. Most of the companies marketing such waste disposal services or products or with the potential to do so are well established, have substantially greater financial and other resources than the Company and have established reputations relating to product design, development, marketing and support. The Company believes that the alternatives offered by its competitors are less desirable than the hi-rise system because they are more expensive and may result in risks such as fire and vermin from the storage of recyclables on each floor of the building until collection and in health hazards to the building's maintenance personnel associated with floor-to-floor collection and transportation of recyclables.

The Company believes that the principal competitive factors in the Company's market are cleanliness, efficacy, ease of use, labor savings, price and system flexibility. The Company believes that Wilkinson competes primarily on the basis of quality.

PATENTS AND PROPRIETARY INFORMATION

The Company holds United States and Canadian patents, which cover a system of separating waste in multi-story buildings with a chute system. The Company's United States and Canadian patents expire in 2008 and 2013, respectively. Functionally equivalent waste collection and source-separation systems which may not be covered by the Company's patent may be currently in commercial distribution by the Company's competitors. The Company has applied for patents in Japan, Korea and the European Community similar or identical to its United States and Canadian patents. In 1995 the Company applied for two additional patents in the United States and anticipates that it will apply for additional patents as deemed appropriate. In addition, Wilkinson holds United States patents covering certain recycling bins which expire in 2019 through 2010 and has applications pending for additional patents. The Company believes that patent protection is important to its business. There can be no assurance, however, as to the breadth or degree of protection which existing or future patents, if any, may afford the Company, that any unissued patent applications will result in issued patents or that patents will not be circumvented or invalidated. Although the Company believes that its patents and the hi-rise system do not and will not infringe patents or violate proprietary rights of others, it is possible that its existing patent rights may not be valid or that infringement of existing or future patents or proprietary rights may occur. In the event the Company's products infringe patents or proprietary rights of others, the Company may be required to modify the design of its system or obtain a license. Moreover, if the Company's product infringes patents or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which could have a material adverse effect on the Company.

The Company also relies on trade secrets and proprietary know-how and employs various methods to protect the concepts, ideas and documentation of its proprietary information. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to the Company's know-how, concepts, ideas and documentation. Although the Company has and expects to have confidentiality agreements with its employees and appropriate vendors, there can be no assurance that such arrangements will adequately protect the Company's trade secrets. As the Company believes that its proprietary information is important to its business, failure to protect such information could have a material adverse effect on the Company.

EMPLOYEES

At March 25, 1997, the Company employed 75 persons, of which six are in executive positions, ten are in sales, twenty-nine are in production, two are in marketing, fourteen are in service and installation, ten are in administration, two are in education and two in engineering. Included in such number of employees are 14 persons employed by IDC Systems, including one in an executive position and two in sales, two in administration and nine in service, and 35 persons employed by Wilkinson, including two in administration, three in sales and thirty in production. The Company believes that it will be able to retain such personnel without difficulty.

IDC Systems is a party to a collective bargaining agreement with the Building Service Employees International Union, Local 32-E, Service Trade Division, AFL-CIO (the "IDC Union") with respect to nine of its service employees. The current collective bargaining agreement with the IDC Union will expire on March 15, 1998. The Company believes that its employee relations are excellent.

Wilkinson is a party to a collective bargaining agreement with the Building Sheet Metal Workers International Union, Local 33, (the "Wilkinson Union") with respect to nine of its service employees. The current collective bargaining agreement with the Wilkinson Union will expire on March 29, 2000. The Company believes that its employee relations are excellent.

ITEM 2. DESCRIPTION OF PROPERTY

FACILITIES

The Company's executive offices and assembly operations are located in approximately 7,500 square feet of leased space in Miami, Florida. The lease provides for a current rental of $3,410 per month, with increases based on the consumer price index. The current term of the lease expires on November 30, 1997. The Company has two renewal options for an additional three years with increases in the annual rental based on increases in the consumer price index. The Company also leases office space in New York City on a month-to-month basis at a monthly rental of $1,000. The Company believes that its facilities are adequate for its present needs.

IDC Systems' executive offices, warehouse and assembly operations are located in approximately 10,600 square feet of leased space in Mount Vernon, New York. The lease provides for a rental of $7,500 per month, with increases in year three through five at 4% each, and a five year term expiring October 1, 2000. The Company believes that IDC Systems' facilities are adequate for its present needs.

Wilkinson's executive offices, warehouse, manufacturing and assembly operations are located in approximately 50,000 square feet of leased space in Stow, Ohio. The lease provides for an initial three year term expiring February 2, 2000 at an initial rental of $15,000 per month, with increases in the second and third year based on increases in the consumer price index. Wilkinson has an option to renew the lease for an additional two years. The Company intends to consolidate manufacturing and engineering of all of the Company's products at Wilkinson's facility. The Company believes that Wilkinson's facilities are adequate for its present needs.

Recycltech's offices are located in approximately 3,475 square feet of leased space in the City of North York, Ontario, Canada. The lease provides for a rental of $868 per month and a two year term which expires on November 30, 1998. The Company believes that Recycltech's facilities are adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS

As a result of operations conducted in the ordinary course of business, from time to time the Company, IDC Systems and Wilkinson may be, and IDC Systems is presently, subject to product liability and/or warranty claims and litigation. The Company believes, though no absolute assurance can be given to that effect, that the current levels of coverage provided by IDC Systems' product liability insurance policy are adequate and that any such claims will not have a material adverse effect on IDC Systems' financial condition or results of operations.

The Company had been previously notified that Jeffrey A. Daniels, its former president whose employment was terminated in January 1996, intended to pursue claims against the Company resulting from his termination. In July 1996, the Company entered into a compromise agreement with Mr. Daniels pursuant to which (1) the Company agreed to pay Mr. Daniels $39,000, in cash less appropriate payroll taxes and to pay his attorney $11,000, and (2) Mr. Daniels agreed to release all claims against the Company. In addition, the Company entered into a compromise agreement with another former employee, Tom Witter, its sales manager, pursuant to which (1) the Company agreed to pay such employee $27,500, in cash less appropriate payroll taxes, and (2) such former employee agreed to release all claims against the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has traded in the over-the-counter market on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small-Cap Market under the symbol "HIRI" since July 22, 1993, the date of the Company's initial public offering. The following table sets forth, for the periods indicated, the high and low closing bid quotations for the Common Stock, as reported by NASDAQ. The NASDAQ quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                 PERIOD                          HIGH                  LOW
-------------------------------------------    --------             --------
      Year ended December 31, 1995
              1st Quarter                      $  8-5/8             $  7
              2nd Quarter                        11-5/8                5-5/8
              3rd Quarter                        10-1/8                8-1/8
              4th Quarter                        10-1/2                8-1/2

      Year ended December 31, 1996
              1st Quarter                      $  9-1/4             $  2-1/2
              2nd Quarter                         7                    3-1/2
              3rd Quarter                         6-3/8                3-5/8
              4th Quarter                         5-3/8                3-5/8

As of March 28, 1997, there were 83 holders of record of the Company's Common Stock. The Company believes there are in excess of 850 beneficial owners of the Company's Common Stock. On March 27, 1997, the closing bid price of the Common Stock was $3.375 per share.

On November 13, 1995, the Company sold 720 shares of the Company's newly created Series A Preferred Stock, $.01 par value (the "Series A Preferred Stock"), in an offshore private placement for an aggregate purchase price of $7,200,000. Pursuant to the terms of the Series A Preferred Stock, such stock became convertible, at the option of the holders thereof, in increments over a period of 135 days from the consummation of the private placement, into shares of the Company's Common Stock, at a conversion rate based upon the lower of (i) $9.75 per share or (ii) 85% of the market price of the Common Stock at the time of conversion. The conversion rate was subject to adjustment on the occurrence of certain events. The Series A Preferred Stock was mandatorily convertible by the holders thereof on October 27, 1998. Prior to any such conversion of the Series A Preferred Stock, the Company had the option to redeem the Series A Preferred stock at the then applicable conversion price. Upon conversion or redemption, the holder was entitled to dividends at the rate of 10% per annum, accrued from the date of issuance through the date of conversion or redemption, as the case may be, payable in Common Stock in the case of conversion and cash in the case of redemption. All 720 issued and outstanding shares of Series A Preferred Stock have been converted into an aggregate of 2,705,979 shares of Common Stock at an average per share conversion price of $2.78.

To date, the Company has not declared or paid any dividends on its Common Stock. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition and other relevant factors. The Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain future earnings, for use in the Company's business operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The Company was incorporated in May 1990 and was engaged principally in product development until January 1991, when it installed the first hi-rise system on a shared savings basis. The Company has only recently begun to generate significant revenue from system sales and has not been profitable.

The Company is engaged primarily in the business of marketing a proprietary automated system known as the "hi-rise system" designed to collect and separate recyclable and other solid waste in multistory buildings. As part of its plan to expand its operations into new geographic markets, in February 1995, the Company acquired all of the issued and outstanding capital stock of IDC Systems. IDC Systems is engaged in the business of manufacturing, installing and servicing trash compaction systems in New York, New Jersey, and Connecticut. The Company's results of operation for the year ended December 31, 1995 include the results of IDC Systems from February 23, 1995, while the Company's results of operation for the year ended December 31, 1996 include the results of IDC Systems for the full twelve months.

In July 1993, the Company consummated an underwritten initial public offering (the "IPO") of 1,380,000 shares of its Common Stock for aggregate net proceeds of approximately $5,400,000. The net proceeds from the IPO have been used to acquire components for hi-rise systems, to hire additional marketing and sales personnel, to make strategic acquisitions, to repay bank indebtedness, to increase marketing and direct sales programs, for refinement and enhancement of the system, for working capital and for general corporate purposes.

On June 27, 1995, the Company issued and sold to Mr. Norton Herrick, in a private placement transaction, 266,667 shares of Common Stock, and warrants to purchase an additional 250,000 shares of Common Stock at an exercise price of $9.00 per share, for aggregate net proceeds of approximately $814,000. The warrants expired unexercised on December 27, 1996.

On November 13, 1995, the Company sold 720 shares of newly created Series A Preferred Stock, in an offshore private placement for aggregate net proceeds of approximately $6,368,000.

During 1995 and 1996, substantially all of the Company's operating revenues, other than IDC Systems revenues, were derived from leases and rentals of the hi-rise system and from direct sales of the hi-rise system to multi-story residential building owners and, to a lesser extent, from shared savings programs, maintenance and monitoring contracts. The Company continues to promote shared savings programs as part of its marketing strategy. To date, the Company has entered into 33 shared savings agreements, pursuant to which the Company manages a building's solid waste disposal and receives an amount equal to the building's monthly waste hauling bill prior to system installation (which amount is adjusted to reflect increases in the hauling rate).

Under the terms of these agreements, the Company pays the building's current waste hauling bills and is entitled to retain between approximately 60-100% of the monthly savings realized as a result of any decrease in the building's waste hauling bill. The balance of any such savings is passed on to the building.

As part of its strategy to (i) expand its network of independent distributors,
(ii) offer a fully integrated waste disposal system for multi-story buildings and (iii) commence manufacturing the components of the Company's systems, on February 3, 1997, the Company acquired the Wilkinson Assets. The aggregate purchase price paid for the Wilkinson Assets was $2,486,827 in cash, subject to adjustment under certain circumstances, and 76,272 shares of the Common Stock, valued at $300,000. The cash portion of the purchase price was funded from two lines of credit and a term loan from Ocean Bank, N.A. ("Ocean Bank"). The Wilkinson Seller was engaged in the sale, manufacture, distribution and installation of sheet metal fabrication products. The Company, through its subsidiary Wilkinson, is continuing the business previously conducted by the Wilkinson Seller and intends to consolidate manufacturing and engineering of all of the Company's products at its manufacturing facility in Ohio.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

Total revenue during the year ended December 31, 1996 was $3,207,309, an increase of $145,008, compared to total revenue of $3,062,301 during the prior year. Revenue from equipment sales, which includes hi-rise system sales and IDC Systems compactor sales, decreased by $405,132 to $1,586,077 during the year ended December 31, 1996, from $1,991,209 during the prior year. Hi-rise system sales for the current year were $1,141,768 compared to $1,214,739 for the previous year. The decrease is a result of the Company's emphasis during the year ended December 31, 1996 on equipment sales in new construction buildings. In the case of new building sales, the period of time between the execution of a sales contract and installation of the hi-rise system typically ranges from six to twenty-four months. The Company does not recognize revenue until the installation of the system. The timing of system installation in these cases is dependent on the construction process and generally is not within the Company's control. As a result, backlog balance for recycling systems at December 31, 1996 was $3,566,955, compared to $1,634,434 at December 31, 1995. IDC Systems compactor sales decreased to $444,309 during the year ended December 31, 1996 from $776,470 during the prior year. Revenue from shared savings agreements increased slightly by $8,779 to $422,078 during the year ended December 31, 1996, from $413,299 during the prior year. Pursuant to the shared savings agreements, the Company manages the customer's solid waste disposal in order to reduce the waste hauling bill, in return for a percentage of the savings achieved by the Company. The Company had 33 shared saving agreements in effect at December 31, 1996 compared to 27 at December 31, 1995.

Revenue from service and parts increased by $541,361 to $1,199,154 during the year ended December 31, 1996, compared to $657,793 during the prior comparable year. The primary reason for the increase is the inclusion of service and parts revenue for IDC Systems for a full year compared to approximately 10 months in the prior comparable year.

During the year ended December 31, 1996, the Company had interest income of $416,358, an increase of $75,519, compared to $340,839 during the prior year. The increase in interest income is primarily attributable to additional interest realized from sales type lease agreements entered into in 1996 and the continuation of those in place in 1995.

Total operating costs and expenses during the year ended December 31, 1996 were $6,031,909, an increase of $420,189, compared to total operating costs and expenses of $5,611,720 during the prior year. Cost of equipment sold decreased by $40,002 from $1,624,163 during the year ended December 31, 1995 to $1,584,161 during the current year. As a percentage of equipment sales and service and parts revenue, cost of equipment sold decreased to 57% during the year ended December 31, 1996 from 61% during the prior comparable year. The decrease in cost of equipment sold in absolute dollars and as a percentage of revenue is primarily attributable to the decrease in IDC Systems compactor sales and the increase in IDC Systems service and parts revenue. IDC Systems cost of sales for service and parts as a percentage of its revenues is typically lower than the cost of equipment sold of hi-rise systems and IDC Systems compactors as a percentage of revenue from sales of hi-rise systems and compactors.

Selling and marketing expenses during the year ended December 31, 1996 were $543,360, a decrease of $169,824 compared to selling and marketing expenses of $713,184 during the prior year. The decrease in selling and marketing expenses was primarily attributable to elimination of three sales people hired to create a dealer network and two telemarketers during the year. General and administrative expenses during the year ended December 31, 1996 were $3,381,364 an increase of $648,574 compared to general and administrative expenses of $2,732,790, during the prior year. The increase in general and administrative expenses was partially attributable to an increase of approximately $220,000 in salaries and related costs as a result of the hiring of additional executive and administrative personnel including a new chief executive officer and administrative assistant. In addition, general and administrative expenses for the year ended December 31, 1996 include approximately $55,000 of such expenses for IDC Systems above the ten months in 1995. Legal and professional fees increased by $100,000 primarily as a result of the filing of a registration statement on Form S-3 during the current year and legal fees incurred in connection with the exercise by certain holders of the Company's Series A Preferred Stock of their right to convert such shares into shares of the Company's Common Stock and changes in the Company's management. In addition, the premium for the Company's directors and officers liability insurance increased by $75,000 during the year. The purchase of IDC Systems and DCR, and the depreciation on assets purchased in 1995 resulted in an additional $140,000 of depreciation and goodwill expense in 1996.

Interest expense increased $35,722 to $146,207 during the year ended December 31, 1996 from $110,485 during the prior year. The increase was primarily attributable to increased borrowings under the Company's line of credit with Ocean Bank.

In July 1996, the Company agreed to an out of court settlement with Mr. Jeffrey Daniels, its former president who was terminated in January 1996, and another former employee. The Company incurred settlement expenses totaling $84,702 in cash in connection with such settlements.

As a result, the Company incurred a net loss of $2,639,151 during the year ended December 31, 1996, compared to a net loss of $2,319,065, during the year ended December 31, 1995.

CHANGES IN ACCOUNTING STANDARDS

SFAS No. 123, "Accounting for Stock-Based Compensation," is effective for the year ended December 31, 1996. This pronouncement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. The Company has determined not to recognize such compensation expense for grants of stock options to employees. The Company has adopted the pro forma disclosure provisions of SFAS No. 123. The impact on the Company's consolidated financial statements of such disclosure totaled $67,280 in 1996. See Note 11 to the Company's Consolidated Financial Statements appearing elsewhere herein.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS 128 also makes a number of changes to existing disclosure requirements. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of SFAS 128.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had working capital of $2,571,485 and cash and cash equivalents aggregating $1,711,752 compared to working capital of $6,305,990 and cash and cash equivalents of $5,717,560 at December 31, 1995.

The Company's primary sources of working capital are the net proceeds from the sale of Series A Preferred Stock in November 1995, net proceeds from a private placement of Common Stock in June 1995, a $2.0 million line of credit with Ocean Bank and its lease financing arrangements with First Sierra, Inc. ("First Sierra").

Under the Ocean Bank line of credit, the Company may borrow up to 75% of the present value of eligible leases of the hi-rise systems entered into since January 1994. The line of credit is collateralized by leases of the Company's hi-rise system, bears interest at a rate per annum equal to Citibank's prime rate plus 2% and is payable on demand. The line was increased from $1.5 million to $2.0 million on or about September 30, 1996. As of December 31, 1996, the outstanding balance under this line of credit was $1,584,814.

Pursuant to the lease purchase agreement with First Sierra, First Sierra has agreed to purchase from the Company from time to time eligible leases of hi-rise systems for a purchase price equal to the discounted present value of the leases purchased. In the event that a lessee defaults under a lease purchased by First Sierra, First Sierra has the right to require the Company to repurchase the lease. The lease financing arrangement commenced in January 1995. Proceeds from sales of leases to First Sierra in the year ended December 31, 1995 were approximately $512,000. Outstanding leases sold to First Sierra which the Company is contingently liable to repurchase amounted to $303,742 at December 31, 1996.

In order to fund the cash portion of the purchase price for the Wilkinson Assets, in February 1997, the Company obtained an $850,000 line of credit and a $900,000 five-year term loan from Ocean Bank. The line of credit and the term loan bear interest at a rate per annum equal to Citibank's prime rate plus 2%. The line of credit is due in February 1998. The term loan is payable in monthly installments of principal and interest.

On June 27, 1995, the Company sold to Mr. Norton Herrick, in a private placement transaction, 266,667 shares of Common Stock, and warrants to purchase an additional 250,000 shares of Common Stock at the exercise price of $9.00 per share, for aggregate net proceeds of $813,998. The warrants expired unexercised on December 27, 1996.

On November 13, 1995, the Company sold 720 shares of newly created Series A Preferred Stock in an offshore private placement for an aggregate purchase price of $7,200,000. In connection with this private placement, the Company received proceeds net of expenses of approximately $6,368,000.

Net cash used in operating activities was $3,152,794 and $3,940,726 during the years ended December 31, 1995 and 1996, respectively. The increase was primarily attributable to a net loss of $2,639,151 in the year ended December 31, 1996 and an increase of $599,462 in capital leases entered into with customers in 1996. In addition, accounts receivable increased by $245,207, and inventory by $509,624. The increase in accounts receivable was the result of two sales totaling $184,000 installed at the end of the year and higher December billings for lease payments and hauling bills in 1996 compared to 1995. Inventory increased as a result of more finished goods in stock to support the increase in backlog which increased by approximately $1.9 million. Net cash used by investing activities was $314,824 during the year ended December 31, 1996 and relates primarily to the purchase of fixed assets. The majority of the purchases relate to the establishment of a computer network for the Company's Florida and New York offices and software for the accounting and sales databases at these locations. Net cash provided by financing activities was $249,742 during the year ended December 31, 1996, reflecting the proceeds from the line of credit. At December 31, 1996, the Company had cash and cash equivalents of $1,711,752, compared to cash and cash equivalents of $5,717,560 at December 31, 1995.

The Company currently has no outstanding material commitments for capital expenditures. The Company's primary requirements for capital will be the cost of systems sold, leased and rented, strategic acquisitions, marketing and sales costs associated with the Company's national and international expansion into new target markets and efforts to establish a nationwide distribution network, costs related to the plan to commence manufacturing of the Company's products and general and administrative expenses associated with the Company's plan for expansion.

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

The foregoing Management's Discussion or Plan of Operation contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for the Company's products; and the effect of general economic conditions generally and factors affecting the waste hauling and construction industries. These statements by their nature involve substantial risks and uncertainties and actual events or results may differ as a result of these and other factors.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements of the Company required by Form 10-KSB are attached following Part III of this report commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Company are as follows:


                 NAME                 AGE                            POSITION
 ---------------------------------    ---      ----------------------------------------------------
 Donald Engel.....................     64      Co-Chairman of the Board and Chief Executive Officer

 Mark D. Shantzis.................     45      Co-Chairman of the Board

 Seymour Oestreicher..............     72      Vice President-Distribution Development

 J. Gary McAlpin..................     45      Chief Operating Officer

 Michael Bracken..................     38      Executive Vice President of New Construction

 Warren Adelson...................     55      Director

 Ira S. Merritt...................     55      Director

 Joel M. Pashcow..................     53      Director

DONALD ENGEL has been Co-Chairman of the Board and Chief Executive Officer of the Company since March 1996. Prior to joining the Company, Mr. Engel was a private investor. From June 1991 to June 1993, Mr. Engel served as a consultant to Bear Stearns & Co., Inc. From March 1985 to June 1991, Mr. Engel served as a consultant to Drexel Burnham Lambert where he had been managing director since 1978. Mr. Engel has served as a director of multi-national companies such as Revlon Group, Inc., Triangle Industries, Inc., and Uniroyal Chemical, Inc.

MARK D. SHANTZIS founded the Company in 1990 and served as its Chairman of the Board and Chief Executive Officer from inception until March 1996. Mr. Shantzis has been Co-Chairman of the Board since March 1996 and from March 1996 until January 1997 he served as President of the Company. Mr. Shantzis has been Chairman, President and Chief Executive Officer of Equidebt Financial Group, Inc. , a company engaged in providing real estate development, management and financial services, since February 1984. Mr. Shantzis is the inventor of the Company's Hi-Rise Recycling System.(TM)

SEYMOUR OESTREICHER has been Vice President - Distribution Development of the Company since March 1995. Mr. Oestreicher was a founder and has been Chairman of IDC Systems, a company engaged in selling, installing and servicing trash compaction systems, since its formation in 1987. Mr. Oestreicher was a founder and served as Chairman and President of International Dynetics Corp., a company engaged in the design, manufacture and installation of trash compaction systems, from 1969 until 1986. At IDC Systems and International Dynetics Corp., Mr. Oestreicher oversaw the design, manufacture and sale of refuse compactors and specialized electro-hydraulic waste handling equipment primarily in New York, New Jersey and Connecticut, with distribution worldwide. From January 1951 to June 1969, he was Vice President of AMF, Inc., with responsibility for operations and sales in its International Electrical Products Division.

MICHAEL BRACKEN has been Executive Vice President of New Construction Sales of the Company since July 1996. Mr. Bracken joined the Company in September 1993 as a salesman. From August 1992 to August 1993, Mr. Bracken was the General Manager and Construction Project Manager of Brickell Biscayne Condominium in Miami. Prior thereto, he served as a field manager of Schlumberger Overseas Ltd., a petroleum engineering company, for eleven years in South East Asia.

GARY MCALPIN has been Chief Operating Officer of the Company since March 1996. Mr. McAlpin joined the Company in October 1996 as a Vice President. From January 1996 to October 1996, he served as a construction/project manager of Birwelco-Montenay, a power generator. For the prior eight years, he served as Vice President and General Manager of IDAB Incorporated, a materials handling company.

WARREN ADELSON has been a director of the Company since May 1993. Mr. Adelson has been President of Adelson Galleries, a New York art gallery, since January 1990. From 1974 to January 1990, Mr. Adelson was Vice President of Coe Kerr Gallery, a New York City art gallery.

JOEL M. PASHCOW has been a director of the Company since March 1996. Mr. Pashcow is now the Chairman of the Executive Committee of the Board of Trustees of Ramco-Gershenson Property Trust (NYSE) and Chairman and President of Atlantic Realty Trust. Mr. Pashcow serves as the Chairman of the Board of Directors of RPS Realty Trust, a New York Stock Exchange commercial property REIT, from February 1988 to April 1996. Mr. Pashcow has served as a member of the Board of Governors of the Real Estate Securities and Syndication Institute and as a director and member of the executive committee of the National Realty Committee.

IRA S. MERRITT has been a director of the Company since March 1996. Since his semi-retirement in 1990, Mr. Merritt, a licensed certified public accountant, has been engaged in selling residential real estate in Boca Raton, Florida. From 1988 to 1990, Mr. Merritt was employed by the Sidney Kohl Company, a Florida real estate company, where he established the firm's property management division. From 1982 to 1988, Mr. Merritt was the Executive Vice President and Chief Financial Officer of Hanover Companies, Inc. From 1975 to 1982, Mr. Merritt was the senior partner of Merritt, Levy and Cohen, an accounting firm specializing in the real estate industry.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written or oral representations that no other reports were required for such persons, during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with, except for Gary McAlpin and Michael Bracken each of whom failed to timely file a Form 3.

ELECTION OF DIRECTORS AND EXECUTIVE OFFICERS

The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. The Company's directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

In connection with the Company's initial public offering in July 1993, the Company agreed with Whale Securities Co., L. P., who acted as the underwriter (the "Underwriter"), for a period of five years, to nominate and use its best efforts to elect a designee of the Underwriter as a director of the Company. To date, the Underwriter has not exercised this right.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth, for the fiscal years ended December 31, 1994, 1995 and 1996, the aggregate compensation awarded to, earned by or paid to Donald Engel, who has been Chief Executive Officer of the Company since March 1996, and Mark D. Shantzis, who served as Chief Executive Officer until March 1996 (together, the "Named Executive Officers"). No other executive officer of the Company had aggregate compensation exceeding $100,000 during the year ended December 31, 1996. The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts during such fiscal years.

                           SUMMARY COMPENSATION TABLE
                                                                  ANNUAL       LONG-TERM
                                                              COMPENSATION   COMPENSATION
                                                              ------------   ------------
            NAME AND PRINCIPAL POSITION             YEAR         SALARY       OPTIONS(#)
-----------------------------------------------     ----      ------------   ------------
Donald Engel                                        1994             --             --
   Co-Chairman of the Board and Chief Executive     1995             --             --
   Officer(1)                                       1996       $138,750        500,000(2)

Mark D. Shantzis                                    1994       $156,857(4)     100,000(5)
   Co-Chairman of the Board and President(3)        1995        171,987(4)          --
                                                    1996        148,561(4)          --

-----------------
(1) Mr. Engel has served as the Chief Executive Officer and Co-Chairman of the Board since March 1996.
(2) Represents options granted under the Company's 1996 Stock Option Plan to purchase 500,000 shares of Common Stock at an exercise price of $4.00 per share.
(3) Mr. Shantzis served as the Company's Chairman of the Board and Chief Executive Officer from inception until March 1996 when he became President and Co-Chairman of the Board. Mr. Shantzis resigned as President effective January 1, 1997.
(4) In addition, Mr. Shantzis received a monthly car allowance of $750.
(5) Represents options granted under the Company's 1993 Stock Option Plan to purchase 100,000 shares of Common Stock at an exercise price of $5.00 per share.

OPTION GRANT TABLE

The following table sets forth certain information concerning grants of stock options made during the fiscal year ended December 31, 1996 to the Named Executive Officers.

                               OPTION GRANTS IN LAST FISCAL YEAR
                                      (INDIVIDUAL GRANTS)

                              NUMBER OF      PERCENT OF
                             SECURITIES    TOTAL OPTIONS
                             UNDERLYING      GRANTED TO      EXERCISE
                              OPTIONS       EMPLOYEES IN     PRICE PER    EXPIRATION
           NAME               GRANTED       FISCAL YEAR        SHARE         DATE
-----------------------      ----------    -------------     ---------    ----------
Donald Engel...........       500,000          80.6%           $4.00       3/24/2006

Mark D. Shantzis.......            --            --               --           --

FISCAL YEAR-END OPTION VALUE TABLE

The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of December 31, 1996. No stock options were exercised by the Named Executive Officers during the year ended December 31, 1996. No stock appreciation rights have been granted or are outstanding.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                           NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                                                                AT FY-END(#)                      AT FY-END($)
                                                       -----------------------------    ----------------------------
                            SHARES
                          ACQUIRED ON      VALUE
         NAME             EXERCISE(#)    REALIZED($)   EXERCISABLE     UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
--------------------      -----------    -----------   -----------     -------------    -----------    -------------
Donald Engel........          --             --          500,000              --           --(1)           --(1)

Mark D. Shantzis....          --             --           60,000          40,000           --(1)           --(1)

-----------------
(1) The closing bid price for the Company's Common Stock as reported on NASDAQ on December 30, 1996 was $3.875. Value is zero as the exercise prices for all options are greater than the price at December 30, 1996.

COMPENSATION OF DIRECTORS

All non-employee directors receive an annual stipend of $10,000 and are reimbursed for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company do not receive additional compensation for their services as directors. During 1995, the Company granted Warren Adelson options to purchase 5,000 shares of Common Stock at an exercise price of $8.25 per share in consideration for his serving on the Company's Compensation Committee. In March 1996, the Company's Board of Directors determined that all non-employee directors who serve on the Company's Compensation and/or Audit Committee will be paid $2,500 per meeting by the Company.

Non-employee directors are eligible to receive options under the Company's Directors Stock Option Plan (the "Directors Stock Option Plan"). During 1995, options were granted under the Directors Stock Option Plan to purchase 2,500 shares of Common Stock to each of Warren Adelson and David Friedman, a former director of the Company, as non-employee directors.

In March 1996, the Board of Directors adopted, subject to shareholder approval, a new Directors Stock Option Plan (the "New Directors Plan"). The New Directors Plan was approved by the Company's shareholders in June 1996. Options to purchase 20,000 shares of Common Stock have been granted to each of Messrs. Merritt and Pashcow in connection with their election as directors of the Company.
See "Stock Option Plans" below.

EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement with Donald Engel, effective as of March 25, 1996, which provides for the employment of Mr. Engel as Co-Chairman of the Board and Chief Executive Officer of the Company. Such employment agreement provides for an annual base salary of $180,000 subject to annual increases in accordance with the Consumer Price Index. The employment agreement requires Mr. Engel to devote his full time, energies and efforts to the affairs of the Company. Mr. Engel has agreed that during the term of his employment agreement and for a period of five years thereafter, he will not compete or engage in a business competitive with any recycling or sold-waste disposal business in which the Company or its subsidiaries or affiliates then engages and which operates within any state in which the Company conducts business. The employment agreement provides that Mr. Engel or the Company may terminate such agreement upon ten days notice. Upon the termination of the employment agreement, Mr. Engel will be entitled to receive any unpaid salary and accrued bonus through the date of termination.

The Company has also entered into a three-year employment and consulting agreement with Mark D. Shantzis, effective as of March 25, 1996, which provides for the employment of Mr. Shantzis as Co-Chairman of the Board and President of the Company or Consultant to the Company. The initial term of the employment and consulting agreement will be automatically extended for successive one year terms unless either party gives notice of its intent not to extend the term at least six (6) months prior to its expiration date (three (3) months in the case of any extension period after the initial term). Such agreement provides for an annual base salary of $180,000 subject to annual increases in accordance with the Consumer Price Index. Mr. Shantzis has agreed that during the term of his employment and consulting agreement and for a period of one (1) year thereafter, he will not consult, compete or engage in or own in excess of 5% of any entity which engages in the business of providing mechanical multi-story recycling and which operates within any state in which the Company conducts business. The employment and consulting agreement provides that Mr. Shantzis or the Company may terminate such agreement upon thirty (30) days notice. Upon the termination of Mr. Shantzis' employment and/or consulting relationship with the Company, Mr. Shantzis will be entitled to receive any unpaid salary and bonus, if any, accrued through the date of termination and a lump sum severance payment in the amount of the base salary that would have been paid by the Company to Mr. Shantzis through the scheduled end of the employment and consulting agreement.

STOCK OPTION PLANS

In July 1993, the Company adopted the 1993 Stock Option Plan (the "Stock Option Plan") pursuant to which 350,000 shares of Common Stock were reserved for issuance to officers and other key employees and to certain other persons who are employed or engaged by the Company. In 1995, the number of shares of Common Stock reserved for issuance under the Stock Option Plan was increased by 150,000 shares to 500,000 shares. Under the Stock Option Plan, options are designated as "incentive stock options" or "non-qualified options" within the meaning of the Internal Revenue Code of 1986, as amended. The purpose of the Stock Option Plan is to encourage stock ownership by persons instrumental to the success of the Company, in order to give them a greater personal interest in the Company's business. Generally, the exercise price of any stock option granted to an eligible employee may not be less than 100% of the fair market value of the shares underlying such option on the date of the grant, unless such employee owns more than 10% of the outstanding Common Stock, in which case the exercise price of any incentive stock may not be less than 110% of such fair market value. Generally the term of each option and the manner in which it may be exercised is determined by the Board of Directors, provided, that no option may be exercisable more than ten (10) years after the date of grant and, in the case of an incentive stock option to an eligible employee owning more than 10% of the outstanding Common Stock, no more than five years. Payment for shares purchased upon exercise of any option may be in cash or in shares of the Company's Common Stock. Options are not transferable, except upon the death of an optionee. In general, the unexercised portion of an option granted to an employee under the Stock Option Plan shall automatically and without notice terminate and become null and void at the time of the earliest to occur of: (i) three months after the date on which the employee's employment is terminated for any reason other than for Cause (as defined in the Stock Option Plan), mental or physical disability or death; (ii) immediately upon the termination of the employee's employment for Cause; (iii) one year after the date on which the employee's employment is terminated by reason of the employee's mental or physical disability or (iv)(A) one year after the date of termination of the employee's employment by reason of the death of the employee or (B) three months after the date of the employee's death if such death occurs during the one year period following the employee's termination as a result of mental or physical disability. As of December 31, 1996, 527,106 options have been granted and are outstanding under the Company's Stock Option Plan at an average price of $5.31 per share.

In July 1993, the Company also adopted the Directors Stock Option Plan pursuant to which 50,000 shares of Common Stock have been reserved for issuance. Only non-employee directors are eligible to receive options under the Directors Stock Option Plan. The Directors Stock Option Plan provides for an automatic grant of an option to purchase 5,000 shares of Common Stock upon a person's election as a director of the Company and an automatic grant of 2,500 shares of Common Stock upon such person's re-election as a director of the Company. The Company has granted to Warren Adelson options to purchase 5,000 shares of Common Stock under the Directors Stock Option Plan at an exercise price equal to $5.00 per share, options to purchase 2,500 shares of Common Stock at an exercise price equal to $6.06 per share and options to purchase 2,500 shares of Common Stock at an exercise price of $8.25 per share. In addition, in March 1996, the Company granted to each of Messrs. Merritt and Pashcow options under the Directors Stock Option Plan to purchase 5,000 shares of Common Stock at an exercise price of $3.75 per share. In 1996, the Board of Directors terminated the Directors Stock Option Plan.

In 1996, the Board of Directors and the shareholders of the Company adopted the Company's 1996 Stock Option Plan (the "1996 Stock Option Plan") pursuant to which 1,000,000 shares of Common

Stock are reserved for issuance to officers and other key employees and to certain other persons who are employed or engaged by the Company. The purpose of the 1996 Stock Option Plan is to encourage stock ownership by persons instrumental to the success of the Company, in order to give them a greater personal interest in the Company's business. The terms and provisions of the 1996 Stock Option Plan are substantially similar to those of the 1993 Stock Option Plan. In connection with the adoption of the 1996 Stock Option Plan, the Company's Compensation Committee granted to Donald Engel, the Company's Co-Chairman of the Board and Chief Executive Officer, subject to shareholder approval of the 1996 Stock Option Plan, options to purchase 500,000 shares of Common Stock at $4.00 per share. Such options are to vest over a five-year period with vesting to accelerate in the event that the price of the Common Stock increases to $6.00 per share. As of December 31, 1996, 545,000 options have been granted and are outstanding under the Company's Stock Option Plan at an average price of $4.00 per share.

In addition, in March 1996, the Board of Directors adopted, subject to shareholder approval which has been obtained, the New Directors Plan pursuant to which 150,000 shares reserved for issuance. Only non-employee directors are eligible to receive options under the New Directors Plan. The New Directors Plan provides for an automatic grant of an option to purchase 20,000 shares of Common Stock upon a person's election as a director of the Company and an automatic grant of 1,000 shares of Common Stock upon such person's re-election as a director of the Company. The Company has granted to each of Messrs. Pashcow and Merritt options to purchase 20,000 shares of Common Stock under the New Directors Plan at an exercise price of $4.00 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 25, 1997, with respect to the beneficial ownership of shares of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) the Named Executive Officers, (iii) each director of the Company and (iv) all directors and executive officers of the Company as a group:

                                                    AMOUNT AND NATURE        PERCENTAGE OF
                NAME AND ADDRESS OF                   OF BENEFICIAL        OUTSTANDING SHARES
                BENEFICIAL OWNER(1)                    OWNERSHIP(2)              OWNED
--------------------------------------------------  -----------------      ------------------
Donald Engel .....................................      550,000(3)                8.1%

Mark Shantzis.....................................      503,075(4)                7.9%

Warren Adelson ...................................      789,012(5)               12.0%

Ira S. Merritt....................................       23,500(6)                 *

Joel M. Pashcow...................................       22,500(7)                 *

All directors and executive officers as a group       1,940,249(8)               26.9%
   (8 persons)....................................

-----------------
*   Less than 1%.
(1) Unless otherwise indicated, the address of each of the beneficial owners identified above is 16255 N. W. 54th Avenue, Miami, Florida 33014.
(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
(3) Includes 500,000 shares of Common Stock issuable upon the exercise of options granted under the 1996 Stock Option Plan.
(4) Includes (i) 338,075 shares beneficially owned by Mr. Shantzis and Mora Shantzis, his spouse, as joint tenants with rights of survivorship, (ii) 60,000 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock, (iii)


    5,000 shares of Common Stock held by Mr. Shantzis as custodian under the Uniform Gifts to Minors Act for certain of his minor nieces and nephews and
    (iv) 100,000 shares of Common Stock beneficially owned by Recycling Education Foundation, of which Mora Shantzis is the sole director. Does not include 40,000 shares of Common Stock issuable upon the exercise of options which are not presently exercisable under the Stock Option Plan.
(5) Includes 15,000 shares of Common Stock issuable upon the exercise of presently exercisable options and 250,000 shares of Common Stock issuable upon the exercise of warrants, which warrants are currently exercisable.
(6) Includes 22,500 shares of Common Stock issuable upon the exercise of options granted under the New Directors Plan.
(7) Consists of 22,500 shares of Common Stock issuable upon the exercise of options granted under the New Directors Plan.
(8) Includes (i) 17,962 shares of Common Stock which were issued to Harriet Oestreicher, Seymour Oestreicher's wife, in connection with the Company's acquisition of IDC Systems, (ii) 17,000 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock held by Seymour Oestreicher and (iii) 17,200 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock held by Michael Bracken. Does not include 10,590 shares of Common Stock issuable to Mrs. Oestreicher in two equal annual installments commencing in February 1997. See Notes (2) through (7) above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 1992, the Company acquired substantially all of the assets of Events, Etc., of which Mora M. Shantzis was the sole shareholder and director. Prior to its acquisition by the Company, Events, Etc. marketed environmental and recycling related products and accessories through catalog sales. The Company continues to market these products through its Modern Recycling Solutions catalog. In connection with this acquisition, the Company issued a promissory note in the principal amount of $24,000 (the aggregate investment that had been made by Mora M. Shantzis) which bore interest at the rate of 10% per annum commencing March 26, 1992 and continuing through March 25, 1994, at which time the entire accrued interest became due. Principal and interest became payable in monthly installments of $2,000 commencing April 1994. The Company completed payment of this note in April 1995.

During the years ended December 31, 1996 and 1995, product development expenses of $7,666 and $22,500, respectively, were paid to Tekmar Inc. ("Tekmar"), a company owned by the wife of Byron M. Blank, a Vice-President of the Company. At December 31, 1996 and 1995, the Company had a note receivable from Tekmar in the amount of $33,223 and $32,847, respectively. The note bears interest at 5.5% and is due 180 days after demand for repayment by the Company. As of the date hereof, the Company has not demanded repayment of such note and does not anticipate that it will demand repayment in the foreseeable future.

In February 1995, the Company, through its newly-formed wholly-owned subsidiary IDC Acquisition Sub, Inc., acquired all of the outstanding capital stock of IDC Systems, a New York corporation organized in November 1987 of which Harriet Oestreicher owned 47.5% of the outstanding capital stock. Mrs. Oestreicher is the wife of Seymour Oestreicher, the Company's Vice President-Distribution Development. Pursuant to the acquisition, the Company agreed to pay $500,000 in cash, of which $366,667 has been paid and $133,333 is payable in two equal annual installments, with interest at the rate of 5.5% per annum, in February of 1997 and 1998. In connection with the acquisition, the Company issued 26,667 shares of Common Stock to the former shareholders of IDC Systems and agreed to issue additional shares of Common Stock in three equal amounts annually, commencing in February 1996. In April 1996, an aggregate of 11,148 additional shares of Common Stock were issued to the former shareholders of IDC Systems, of which Harriet Oestreicher received 5,295 shares.

The Company had entered into a two-year employment agreement with Seymour Oestreicher effective as of February 23, 1995, which provided for the employment of Mr. Oestreicher as its Vice President - Distribution Development. The employment agreement terminated pursuant to its terms in February 1997. Such employment agreement provided for an annual base salary of $45,000. Mr. Oestreicher has agreed not to compete or engage in a business competitive with the Company's current or anticipated business (including those previously conducted by IDC Systems) during the term of his employment agreement and for a period of five years thereafter.

The Company had entered into a two-year consulting agreement with Harriet Oestreicher, the wife of Seymour Oestreicher, effective as of February 23, 1995, which provided for the employment of Mrs. Oestreicher as a consultant to IDC Systems. The consulting agreement terminated pursuant to its terms in February 1997. The consulting agreement provided for an annual fee of $50,000. Mrs. Oestreicher has agreed not to compete or engage in a business competitive with the Company's current or anticipated business (including those previously conducted by IDC Systems) during the term of her consulting agreement and for a period of five years thereafter.

In 1988, Harriet Oestreicher, loaned $50,000 to IDC Systems for working capital purposes. The Company repaid this loan in February 1995, together with interest at the rate of 10% per annum.

In May 1995, Mark D. Shantzis and Warren Adelson, the Company's principal shareholders, reimbursed the Company with respect to a litigation settlement in the amount of $400,000 by contributing 36,129 shares and 15,484 shares, respectively, of Common Stock to the capital of the Company.

In March 1996, the Company entered into an employment agreement with Donald Engel, the Company's Co-Chairman of the Board and Chief Executive Officer, and an employment and consulting agreement with Mark D. Shantzis, the Company's Co-Chairman of the Board. See Part III, Item 10 - "Executive Compensation" above for a description of these agreements.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBITS                             DESCRIPTION
---------                            -----------

  3.1          Company's Amended and Restated Articles of Incorporation(1)

  3.2          Company's Bylaws(1)

  4.1          Form of Common Stock Certificate(1)

  4.2          Form of Underwriter's Warrant(1)

 10.1          Stock Option Plan(1)(2)

 10.2          Directors Stock Option Plan(1)(2)

 10.3          Form of Employment Agreement between the Company and Mark D.
               Shantzis(1)(2)

 10.4 Letter agreement dated October 4, 1992 between the Company, QRSZBN Corp. and Warren Adelson(1)

 10.5 Agreement for Purchase and Sale of Assets dated as of March 26, 1992 between the Company and Events, Etc., Inc.(1)

 10.6 Form of Indemnification Agreement between the Company and each of its executive officers and directors(1)(2)

 10.7          Forms of Monitoring and Service Agreements(1)

 10.8          United States Patent No. 5,031,829 dated July 16, 1991(1)

 10.9 Assignment of Patent dated June 15, 1993, by Mark Shantzis in favor of the Company(1)

 10.10         International Application under the Patent Cooperation Treaty(1)

 10.11 Request for Entry into National Phase under Article 22 or 39 of the Patent Cooperation Treaty dated January 24, 1992 filed in Canada(1)

 10.12 Request for Entry into Regional Phase under the Patent Cooperation Treaty dated January 20, 1993 filed in the European Community(1)

 10.13         Application under the Patent Cooperation Treaty filed in Japan(1)

 10.14         Application under the Patent Cooperation Treaty filed in Korea(1)

 10.15         Form of Reimbursement Agreement between the Company, Mark D.
               Shantzis and Warren Adelson(1)

 10.16 Business lease between the Company and Drake Enterprises dated September 21, 1993.(3)

 10.17         Line of Credit Agreement between the Company and Ocean Bank.(4)

 10.18         Lease Financing Agreement between the Company and First
               Sierra.(5)

EXHIBITS                             DESCRIPTION
---------                            -----------
 10.19 Merger Agreement between the Company, IDC Acquisition Sub, Inc., IDC Systems and the stockholders of IDC Systems.(5)

 10.20         Employment Agreement between the Company and Seymour
               Oestreicher.(2)(5)

 10.21 Subscription Agreement between the Company and Norton Herrick dated June 27, 1995.(6)

 10.22 Registration Rights Agreement, dated June 27, 1995, between the Company and Norton Herrick.(7)

 10.23 Asset Purchase Agreement dated February 3, 1997 among the Company, WC Acquisition Corp. and Wilkinson Company, Inc., including Form of Lease.(8)

 10.24         Credit Agreement dated September 1996 between the Company and
               Ocean Bank.

 10.25 Lease dated October 9, 1996 between Recycltech, Ltd. and Pianosi Bros. Construction Ltd.

 10.26 Compromise Agreement dated July 1996 between the Company and Jeffrey Daniels(9)

 10.27 Compromise Agreement dated July 1996 between the Company and Thomas Witter(10)

 10.28         1996 Stock Option Plan(2)(11)

 10.29         1996 Directors Stock Option Plan(2)(12)

 10.30 Employment Agreement dated March 25, 1996 between the Company and Donald Engel(2)

 10.31 Employment and Consulting Agreement dated March 25, 1996 between the Company and Mark D. Shantzis(2)

 10.32 Promissory Note, Commercial Security Agreements and Agreements to Furnish Insurance dated February 3, 1997 by the Company and
               WC Acquisition Corp. (now known as Wilkinson Company, Inc.) in favor of Ocean Bank.

 21.1          Subsidiaries of the Company.

 23.1 Consent of Independent Accountants-Coopers and Lybrand L. L.P., dated March 28, 1997.

 27.1          Financial Data Schedule.
-----------------

(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (No. 33-63778-A).

(2)  Management contract or compensation plan.

(3) Incorporated by reference to Exhibit 10. 16 filed with the Company's Form 10-KSB for the year ended December 31, 1993.

(4) Incorporated by reference to Exhibit 10. 17 filed with the Company's Form 10-QSB for the quarter ended December 31, 1994.

(5) Incorporated by reference to Exhibit 10. 18 and 10. 19 filed with the Company's Form 10-KSB for the year ended December 31, 1994.

(6) Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated June 27, 1995.

(7) Incorporated by reference to Exhibit 10.2 filed with the Company's Current Report on Form 8-K dated June 27, 1995.

(8) Incorporated by reference to Exhibit 2 filed with the Company's Current Report on Form 8-K dated February 3, 1977.

(9) Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.

(10) Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.

(11) Incorporated by reference to Exhibit A filed with the Company's Definitive Proxy Statement with respect to its 1996 Annual Meeting of Shareholders held on July 16, 1996 (the "1996 Proxy Statement").

(12) Incorporated by reference to Exhibit B filed with the 1996 Proxy Statement.

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HI-RISE RECYCLING SYSTEMS, INC.

Date:  March 28, 1997            By: /s/ DONALD ENGEL
                                     ------------------
                                     Donald Engel, Co-Chairman of the Board and
                                     Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 28, 1997     By: /s/ DONALD ENGEL
                              ------------------
                              Donald Engel, Co-Chairman of the Board and Chief Executive Officer (principal executive officer)

Date:  March 28, 1997         /s/ MARK D. SHANTZIS
                              --------------------
                              Mark D. Shantzis, Co- Chairman of the Board

Date:  March 28, 1997         /s/ BRADLEY HACKER
                              ------------------
                              Brad Hacker, Controller
                              (Principal Financial and Accounting Officer)

Date:  March 28, 1997         /s/ WARREN ADELSON
                              ------------------
                              Warren Adelson, Director

Date:  March 28, 1997         /s/ IRA S. MERRITT
                              ------------------
                              Ira S. Merritt, Director

Date:  March 28, 1997         /s/ JOEL M. PASHCOW
                              -------------------
                              Joel M. Pashcow, Director

TABLE OF CONTENTS

                                                                PAGES

Report of Independent Accountants                                F-1

Consolidated Financial Statements:
     Balance Sheets                                              F-2
     Statements of Operations                                    F-3
     Statements of Changes in Shareholders' Equity               F-4
     Statements of Cash Flows                                    F-5
     Notes to Consolidated Financial Statements                 F-6 - F-15
     Unaudited Pro Forma Condensed Consolidated
      Financial Statements                                     F-16 - F-19

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of
Hi-Rise Recycling Systems, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of Hi-Rise Recycling Systems, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hi-Rise Recycling Systems, Inc. as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ COOPERS & LYBRAND L.L.P.

Miami, Florida
February 28, 1997


HI-RISE RECYCLING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

                                 ASSETS

                                                                                          1996                   1995
                                                                                   -----------            -----------

Current assets:
     Cash and cash equivalents                                                     $ 1,711,752            $ 5,717,560
     Investments                                                                       597,973                836,056
     Accounts receivable, net of allowance for doubtful accounts
         of $147,299 and $120,559 in 1996 and 1995, respectively                       765,024                612,133
     Inventory                                                                       1,117,883                579,881
     Other assets, net                                                                 329,738                300,837
                                                                                   -----------            -----------

             Total current assets                                                    4,522,370              8,046,467

     Property and equipment, net                                                       757,370                411,025
     Note receivable from related party                                                 33,223                 32,847
     Net investment in sales type leases                                             3,157,812              2,558,350
     Deferred acquisition costs                                                         62,281                      0
     Goodwill                                                                        1,448,237              1,035,281
                                                                                   -----------            -----------

             Total assets                                                          $ 9,981,293            $12,083,970
                                                                                   ===========            ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                                      $   193,507            $   279,448
     Unearned service agreement revenue                                                 22,564                 17,171
     Revolving line of credit                                                        1,584,814              1,243,858
     Current portion of long-term debt                                                 150,000                200,000
                                                                                   -----------            -----------
             Total current liabilities                                               1,950,885              1,740,477

     Long-term debt                                                                    150,000                300,000
                                                                                   -----------            -----------
             Total liabilities                                                       2,100,885              2,040,477

Commitments and contingencies (Notes 9, 13 and 14)

Shareholders' equity:
     Preferred stock, $.01 par value per share; 1,000,000 shares authorized; 720 shares issued and outstanding at December
         31, 1995                                                                            0                      7
     Common stock, $.01 par value per share; 10,000,000 shares
         authorized; 6,231,119 and 3,444,563 shares issued and outstanding
         at December 31, 1996 and 1995, respectively                                    62,311                 34,446
     Additional paid-in capital                                                     13,776,320             13,328,112
     Accumulated deficit                                                            (5,958,223)            (3,319,072)
                                                                                   -----------            -----------
            Total shareholders' equity                                               7,880,408             10,043,493
                                                                                   -----------            -----------

             Total liabilities and shareholders' equity                            $ 9,981,293            $12,083,970
                                                                                   ===========            ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

HI-RISE RECYCLING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                        1996          1995
                                                     ----------    ----------

Revenues:
     Equipment sales                                 $1,586,077    $1,991,209
     Shared savings contract revenue                    422,078       413,299
     Service and parts revenue                        1,199,154       657,793
                                                     ----------    ----------

        Total revenues                                3,207,309     3,062,301
                                                     ----------    ----------

Operating expenses:
     Cost of equipment and parts sold                 1,584,161     1,624,163
     Selling and marketing                              543,360       713,184
     General and administrative                       3,381,364     2,732,790
     Shared savings contract expense                    313,032       330,339
     Other                                              209,992       211,244
                                                     ----------    ----------

        Total operating expenses                      6,031,909     5,611,720
                                                     ----------    ----------

        Operating loss                               (2,824,600)   (2,549,419)
                                                     ----------    ----------

Other income (expense):
     Interest income                                    416,358       340,839
     Interest expense                                  (146,207)     (110,485)
     Litigation settlements                             (84,702)            0
                                                     ----------    ----------

                                                        185,449       230,354
                                                     ----------    ----------

       Net loss                                     $(2,639,151)  $(2,319,065)
                                                     ==========    ==========

       Net loss per common share                    $     (0.47)  $     (0.70)
                                                     ==========    ==========

       Weighted average common shares outstanding     5,578,333     3,325,093
                                                     ==========    ==========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


HI-RISE RECYCLING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                        SHARES OF                               ADDITIONAL                       TOTAL
                                          COMMON      PREFERRED    COMMON        PAID-IN       ACCUMULATED   SHAREHOLDERS'
                                          STOCK         STOCK      STOCK         CAPITAL        DEFICIT          EQUITY
                                        ----------    ---------   --------    ------------    -----------    -----------

Balance at January 1, 1995               3,180,000    $      0    $ 31,800    $  5,804,571    $(1,000,007)   $ 4,836,364

Issuance of common stock                   316,176           0       3,162       1,154,846              0      1,158,008

Sale of preferred stock, net of
 expenses of $831,814                            0           7           0       6,368,179              0      6,368,186

Common stock contributed as
 treasury                                        0           0           0         400,000              0        400,000

Cancellation of common stock               (51,613)          0        (516)       (399,484)             0       (400,000)

Net loss                                         0           0           0               0     (2,319,065)    (2,319,065)
                                        ----------    --------    --------    ------------    -----------    -----------

Balance at December 31, 1995             3,444,563           7      34,446      13,328,112     (3,319,072)    10,043,493

Conversion of preferred stock
 into common stock                       2,705,979          (7)     27,060         (27,053)             0              0

Issuance of common stock                    80,577           0         805         407,981              0        408,786

Compensatory stock options                       0           0           0          67,280              0         67,280

Net loss                                         0           0           0               0     (2,639,151)    (2,639,151)
                                        ----------    --------    --------    ------------    -----------    -----------


Balance at December 31, 1995             6,231,119    $      0    $ 62,311    $ 13,776,320    $(5,958,223)   $ 7,880,408
                                        ==========    ========    ========    ============    ===========    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


HI-RISE RECYCLING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                     1996            1995
                                                                 -----------    -----------
Cash flows from operating activities:
  Net loss                                                       $(2,639,151)   $(2,319,065)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                   146,344        133,080
     Bad debt expense                                                101,929         33,196
     Compensation expense for stock options                           67,280              0
     Changes in assets and liabilities, net of acquisitions:
       Notes payable issued for litigation settlement                      0       (100,000)
       Accounts receivable                                          (245,207)      (299,533)
       Inventory                                                    (509,624)      (195,699)
       Other assets                                                   (1,917)        23,958
       Net investment in sales type leases                          (599,462)      (508,463)
       Accounts payable and accrued liabilities                     (248,545)        80,147
       Unearned service agreement revenue                            (12,373)          (415)
                                                                 -----------    -----------
          Net cash used in operating activities                   (3,940,726)    (3,152,794)
                                                                 -----------    -----------

Cash flows from investing activities:
  Increase in deferred acquisition costs                             (62,281)             0
  Purchase of businesses, net of cash acquired                       (60,630)      (509,484)
  Purchase of property and equipment                                (429,620)      (310,937)
  Loans to related party                                                (376)        (4,200)
  Proceeds from maturity of investments                              238,083      1,151,921
                                                                 -----------    -----------
          Net cash provided by (used in)
            investing activities                                    (314,824)       327,300
                                                                 -----------    -----------

Cash flows from financing activities:
  Payment on note payable to related party                                 0         (7,464)
  Net proceeds from revolving line of credit                         340,956        562,560
  Payment on long-term debt                                         (116,667)             0
  Proceeds from issuance of common stock                              25,453        813,998
  Proceeds from issuance of preferred stock                                0      6,368,186
                                                                 -----------    -----------
          Net cash provided by financing activities                  249,742      7,737,280
                                                                 -----------    -----------

Net increase (decrease) in cash and cash equivalents              (4,005,808)     4,911,786

Cash and cash equivalents, beginning of year                       5,717,560)       805,774
                                                                 -----------    -----------

Cash and cash equivalents, end of year                           $ 1,711,752    $ 5,717,560
                                                                 ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                         $   136,117    $   105,440
                                                                 ===========    ===========

Purchase of businesses, net of cash acquired
  Working capital, other than cash                               $   (12,723)   $  (262,436)
  Property and equipment                                              (2,525)       (25,139)
  Cost in excess of net assets acquired, net                        (383,382)      (979,953)
  Other assets                                                             0         (8,862)
  Debt                                                               (38,000)       450,000
  Issuance of commmon stock                                          300,000        316,906
                                                                 -----------    -----------
          Net cash used to acquire businesses                    $   (60,630)   $  (509,484)
                                                                 ===========    ===========
Non-cash activities:

     During 1996 and 1995, the Company acquired businesses as described in Note
     2. The Company issued stock and notes payable in conjunction with these acquisitions. During 1996, the Company issued stock as payment on debt as described in Note 8.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS ORGANIZATION:

     Hi-Rise Recycling Systems, Inc. (the "Company") markets a proprietary automated system designed to collect and source-separate recyclable and other solid waste in multi-story residential buildings. The Company designed the hi-rise system in response to perceived market opportunities arising out of increasing state and local environmental regulation mandating or encouraging recycling. IDC Systems (IDC), acquired in February 1995, installs and services compactors into mainly multi-story buildings. Recycltech Enterprises, Inc. (Recycltech), acquired in September 1996, serves as the Company's distributor of hi-rise systems in Toronto, Canada.

     In November 1995, the Company sold 720 shares of Series A preferred stock, par value of $.01 per share, in an offshore private placement for net proceeds of $6,368,186. During 1996, all of the preferred stock was converted, pursuant to its original terms, into 2,705,979 shares of common stock at an average per share conversion price of $2.78.

     In June 1995, the Company issued and sold, in a private placement transaction, 266,667 shares of common stock, and warrants to purchase an additional 250,000 shares of common stock at an exercise price of $9.00 per share, for an aggregate of $1,000,000, in cash. The warrants expired at the end of fiscal 1996.

2.   BUSINESS COMBINATIONS:

     In September 1996, the Company acquired all of the outstanding stock of Recycltech. In consideration for its acquisition of the Recycltech capital stock, the Company issued an aggregate of 64,243 shares of its common stock, valued at $300,000, to the former shareholders of Recycltech.

     In February 1995, the Company acquired IDC, a compactor supply and service company for $950,000 consisting of cash of $300,000, 26,667 shares of common stock valued at $200,000 and future obligations to the seller of approximately $450,000.

     In February 1995, the Company acquired Dade County Recycling, Inc. (DCR). The stockholders of DCR received in May 1995, a notice to proceed from the Solid Waste Department of Metropolitan Dade County, Florida with installation of the Company's system into one or more designated multi-family residential buildings. The purchase price consisted of 8,500 unregistered shares of common stock, 25,000 options to purchase shares of the Company's common stock, the right to receive an additional 9,500 shares of the Company's unregistered common stock upon written confirmation of Dade County's consent, and $19,000 in cash.

     All business combinations have been accounted for as purchases, and the results of operations are included in the consolidated financial statements from their respective dates of acquisition.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     For the purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution.

     INVESTMENTS

     Investments, consisting of U.S. government securities, are carried at amortized cost which approximates market. The Company has the positive intent and ability to hold these securities to maturity.

     INVENTORIES

     Inventories consist primarily of systems held for sale and spare parts, which are stated at the lower of cost (first-in, first-out method) or market.

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets. The Company and its wholly owned subsidiaries use a straight-line method for depreciating assets with the exception of IDC which uses the double declining balance method. When the assets are sold, replaced or otherwise retired, the costs and related accumulated depreciation are removed from the accounts and any related gains or losses are included in operations.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     GOODWILL

     Goodwill relating to business combinations is stated at acquisition cost less accumulated amortization. Goodwill is amortized on a straight-line basis over twenty years. The Company continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted cash flows of the related business unit, as prescribed in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which was effective for the year ended December 31, 1996. This pronouncement had no impact on the financial statements of the Company for fiscal 1996.

     INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes whereby deferred income taxes are recognized for the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the time periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

     REVENUE RECOGNITION

     The Company leases hi-rise systems under sales-type leases expiring in various years through 2006. Revenue from these sales-type leases represents the present value of all minimum lease payments, net of executory costs. The components of the net investment in sales type leases described in Note 5 are discounted at the interest rates implicit in the leases. The related cost of the system is charged to cost of system sold. Associated interest, using the interest method, is recorded over the terms of the lease agreements.

     System sales and parts revenue are recognized upon customers' acceptance of systems. Under the shared savings arrangement, the Company installs its hi-rise system and earns revenue based on a formula applied to the savings realized in hauling costs by the user as a result of the reduced volume of waste disposed in landfills. Such revenue is recognized monthly upon receipt of payment from the building. Service and monitoring revenue relates to services provided subsequent to installation of the system for which the Company is paid either a fixed monthly or quarterly fee. Such revenue is recognized over the terms of the respective agreements. When the Company sells its hi-rise system to new buildings, the period of time between the execution of a sales contract and installation of the system typically ranges from six to eighteen months.

     IDC's sales and parts revenue are recognized upon the installation of the compactors into the buildings. Recycltech's revenue is recognized when the hi-rise systems are serviced.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     PER SHARE DATA

     Per share data is based on the weighted average number of shares of common stock outstanding. Common stock equivalents have not been included because their effect is anti-dilutive. If the conversion of preferred stock into common stock, as described in Note 1, occurred on January 1, 1996, the net loss per common share would have been $0.43.

     ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share (EPS) (SFAS No. 128). SFAS No. 128 specifies new standards designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS 128 also makes a number of changes to existing disclosure requirements. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of SFAS 128.

4.   PROPERTY AND EQUIPMENT:

     Property and equipment at December 31 consisted of the following:

                                               1996         1995
                                              --------      --------
          Equipment                           $333,995      $166,801
          Furniture and fixtures               176,937       147,587
          Automobiles                          127,857        82,469
          Computers and software               321,691       131,333
                                              --------      --------

                                               960,480       528,190
          Less accumulated depreciation        203,110       117,165
                                              --------      --------

                                              $757,370      $411,025
                                              ========      ========

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.   NET INVESTMENT IN SALES TYPE LEASES:

     The net investment in sales type leases at December 31 consisted of the following:

                                                                   1996             1995
                                                               -----------      ------------
          Minimum lease payments                               $ 4,000,101      $  3,511,055
          Unearned income                                       (1,036,028)      (11,074,255)
          Estimated residual value of leased systems               193,739           154,720
                                                               -----------      ------------
                                                               $ 3,157,812      $  2,558,350
                                                               ===========      ============



     Future minimum lease payments due from customers under sales-type leases as of December 31, 1996 are as follows:

          1997              $  505,956
          1998                 505,956
          1999                 505,956
          2000                 505,956
          2001                 505,956
          Thereafter         1,470,321
                            ----------
                            $4,000,101
                            ==========




     During 1995, the Company sold receivables, with recourse, with a balance of $740,062. The balance of the receivables sold that remain uncollected at December 31, 1996 and 1995 was approximately $547,000 and $608,000, respectively.

6.   RELATED PARTY TRANSACTIONS:

     During 1996 and 1995, product development expenses of $7,666 and $22,500, respectively, were paid to Tekmar, Inc. (Tekmar), a related party. At December 31, 1996 and 1995, the Company had a note receivable from Tekmar amounting to $33,223 and $32,847, respectively. The note bears interest at 5.5% and is due 180 days after demand for repayment by the Company.

7.   REVOLVING LINE OF CREDIT:

     The Company has a revolving line of credit agreement with a financial institution. The revolving credit loan agreement provides for borrowings up to a maximum of $2,000,000 ($1,500,000 at December 31, 1995) based on the Company's level of eligible lease contracts receivable which serve as collateral for the borrowings. The revolving line of credit is payable on demand and bears interest at the prime rate plus 2% (10.25% and 10.50% at December 31, 1996 and 1995, respectively) and is subject to annual renewal.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.   LONG-TERM DEBT:

     Long-term debt at December 31 consisted of the following:

                                                              1996        1995
                                                            --------    --------
          Promissory note, bearing interest payable
          at a rate of 8% matured June 1996                 $      0    $ 50,000

          Acquisition obligation, payable in cash of
          $133,333, bearing interest at a rate of 5.5%,
          and $166,667 in common stock                       300,000     450,000
                                                            --------    --------
                                                             300,000     500,000

          Less current portion                               150,000     200,000
                                                            --------    --------

          Long-term debt, net of current portion            $150,000    $300,000
                                                            ========    ========

9.    COMMITMENTS:

     The Company leases office facilities and equipment. Approximate future minimum payments under noncancelable operating leases as of December 31, 1996, are as follows:

          1997             $148,225
          1998              100,379
          1999               93,035
          2000               70,830
                           --------
                           $412,469
                           ========

     Rental expense for the years ended December 31, 1996 and 1995 was approximately $137,000 and $95,000, respectively.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10.  INCOME TAXES:

     The Company's income tax liability has been determined under the provisions of SFAS No. 109. At December 31, 1996 and 1995, the significant components of the net deferred tax asset were as follows:
                                                   1996             1995
                                                -----------      -----------
          Net operating loss carryforward       $ 1,930,699      $ 1,016,010
          Other                                      67,565           33,932
          Valuation allowance                    (1,998,264)      (1,049,942)
                                                -----------      -----------
          Net deferred tax asset                $         0      $         0
                                                ===========      ===========


     SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

     The Company's income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% as a result of a blended statutory rate of 37.63% which was fully offset by a net operating loss carryforward. At December 31, 1996, the Company had a net operating loss carryforward of approximately $5,077,238 which expires in various years commencing on 2011.

11.  STOCK OPTIONS AND WARRANTS:

     During 1996, the Company's Board of Directors and shareholders adopted the 1996 Stock Option Plan (the "1996 Plan") and the 1996 Directors Stock Option Plan (the "1996 Directors Plan") (collectively the "1996 Plans"), which authorize the issuance of 1,000,000 and 500,000 shares of common stock options, respectively. The Company's Stock Option Plan (the "1993 Plan") and Directors Stock Option Plan (the "1993 Directors Plan") (collectively, with the 1996 Plans, the "Plans"), authorize the issuance of 500,000 and 50,000 shares of common stock options, respectively. The Plans are designed to serve as incentives for retaining qualified and competent employees and directors. During 1996, the Board of Directors authorized the termination of the 1993 Directors Plan.

     The Company's Board of Directors administers and interprets the 1996 Plan and the 1993 Plan and is authorized to grant options thereunder to all eligible employees of the Company, including officers and directors of the Company. Options may be granted under the 1996 Plan and the 1993 Plan on such terms and at such prices as determined by the Board, except that the per share exercise price of options will not be less than the fair market value of the common stock on the date of grant, and in the case of an incentive stock option granted to a 10% shareholder, the per share exercise price will not be less than 110% of such fair market value. Employees' stock options typically vest twenty percent annually over a five year period and the majority of directors' stock options vest immediately.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11.  STOCK OPTIONS AND WARRANTS, CONTINUED:

     The 1996 Directors Plan provides for an automatic grant of an option to purchase 20,000 shares of common stock upon a person's election as a director of the Company and an automatic grant of an option to purchase 1,000 shares of common stock upon such person's re-election as a director of the Company.

     The following table reflects the Plans' option activity for the years ended December 31, 1996 and 1995:

                                                                     WEIGHTED AVG.                WEIGHTED AVG.
                                                                      EXERCISE                      EXERCISE
                                                          1996          PRICE           1995           PRICE
                                                        ----------   -------------   -----------   -------------
        Options outstanding at beginning of year           349,773       $5.33           221,000       $5.15
        Granted (exercise price = FMV at date of grant)    728,000        4.02           130,106        5.63
        Exercised                                           (5,667)       5.00            (1,333)       5.00
                                                        ----------       -----       -----------       -----
        Options outstanding at end of year               1,072,106       $4.45           349,773       $5.33
                                                        ==========       =====       ===========       =====
        Options exercisable at end of year                 618,216       $4.75           217,292       $5.75
                                                        ==========       =====       ===========       =====
        Price range of options outstanding
          at end of year                               $4.00-$9.75           -       $4.75-$9.75           -
        Options available for future grants
          at end of year                                   927,894           -           200,227           -
                                                        ==========       =====       ===========       =====
        Weighted avg. fair value of options granted        728,000       $3.24           130,106       $6.41
                                                        ==========       =====       ===========       =====

     SFAS No. 123, "Accounting for Stock-Based Compensation," is effective for the year ended December 31, 1996. This pronouncement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. The Company has determined not to recognize such compensation expense for grants of stock options to employees. The compensation expense, if recognized, would have resulted in the pro forma amounts indicated below for the years ended December 31, 1996 and 1995:


                                                     1996           1995
                                                  -----------    -----------
          Net loss - as reported                  $(2,639,151)   $(2,319,065)
          Net loss - pro forma                     (4,003,741)    (2,716,792)
          Net loss per common share - as reported       (0.47)         (0.70)
          Net loss per common share - pro forma         (0.72)         (0.82)

     The fair value of each option grant was estimated as of the date of grant using the Black Sholes Option Pricing Model with the following weighted average assumptions: no expected dividends; expected volatility of 57.87%; risk-free interest rate of 6.38%; and expected life of ten years.

     During 1996, the Company granted 46,000 stock options to non-employees for services rendered which resulted in compensation expense of $67,280.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11.  STOCK OPTIONS AND WARRANTS, CONTINUED:

     At December 31, 1995, the Company had additional warrants outstanding with a right to purchase 120,000 shares of common stock at an exercise price of $6.50.

     In 1993, one of the principal shareholders of the Company received warrants to purchase 250,000 shares of the Company's common stock at $5.00 per share expiring in 2003 in connection with previous capital investments in the Company.

12.  FINANCIAL INSTRUMENTS:

     CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

     Although the Company has expanded its operations into other states and Canada, approximately 86% of systems sales to date have been to customers located in Florida.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items. The carrying amounts of long-term debt and the revolving line of credit approximate fair value because the interest rates on these instruments change with market interest rates.

13.  LEGAL MATTERS:

     During October 1996, a former employee of the Company, filed a lawsuit against the Company alleging that the Company had defrauded and breached an employment contract with the former employee. In general, the lawsuit alleges that the Company made written and verbal representations to become general manager and part owner of the Company's Midwest subsidiary. The former employee seeks compensatory damages of $600,000 and punitive damages for an unstated amount. The Company denies the allegation and intends to contest vigorously the claims in the lawsuit.

     During 1996, the Company entered into compromise agreements with respect to two lawsuits resulting in charges of approximately $56,000 and $28,000, respectively. During 1995, the Company's principal shareholders reimbursed the Company for the 1994 settlement of a lawsuit for $400,000 by contributing shares of common stock to the Company. These shares were ultimately canceled by the Company.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

14.  SUBSEQUENT EVENT:

     In February 1997, the Company, through a newly formed wholly-owned subsidiary, pursuant to an asset purchase agreement, bought substantially all of the assets excluding real property, and assumed certain of the liabilities of Wilkinson Company, Inc. (Wilkinson), who is engaged in the sale, manufacture, distribution and installation of sheet metal fabrication products. The aggregate purchase price of approximately $2,786,000 consisted of approximately $2,486,000 in cash, subject to adjustment under certain circumstances, and 76,272 shares of common stock valued at $300,000. The Company also entered into a three year agreement with Wilkinson to lease its manufacturing facility. The Company funded the cash portion of the purchase price from proceeds under two lines of credit and a term loan from a financial institution.

         UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited pro forma condensed consolidated balance sheet as of December 31, 1996 reflects the consolidated financial position of Hi-Rise Recycling Systems, Inc. (the "Company"), after giving effect to the acquisition of Wilkinson Company, Inc. (Wilkinson), as if this transaction had been consummated as of December 31, 1996. The unaudited pro forma condensed consolidated statement of operations reflects the acquisition as if the transaction had been consummated at January 1, 1996. The pro forma adjustments, which are described in the accompanying notes, are based on available information and certain assumptions that management of the Company believes are reasonable. The pro forma financial data should not be considered indicative of actual results that would have been achieved if the transaction given pro forma effect had been consummated on the dates indicated and do not purport to indicate results of operations as of any future date or any future period.

In February 1997, the Company, in an asset purchase agreement, bought substantially all of the assets excluding real property, and assumed certain of the liabilities of Wilkinson, who is engaged in the sale, manufacture, and distribution and installation of sheet metal fabrication products. The aggregate purchase price of approximately $2,786,000 consisted of approximately $2,486,000 in cash, subject to adjustment under certain circumstances, and 76,272 shares of common stock valued at $300,000. The Company funded the cash portion of the purchase price from proceeds from two lines of credit and a term loan from a financial institution.


HI-RISE RECYCLING SYSTEMS,INC.
PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1996

                                                                            PRO FORMA        PRO FORMA
                                                  HI-RISE       WILKINSON   ADJUSTMENTS        TOTAL
                                                ----------      ---------   -----------     ----------

ASSETS
Cash and cash equivalents                      $ 1,711,752     $  900,278   $   824,722 d  $   950,752
                                                                             (2,486,000)e
Investments                                        597,973              0             0        597,973
Accounts receivable, net                           865,024        956,992      (149,262)h    1,672,754
Inventory                                        1,117,883        487,799             0      1,605,682
Other current assets                               329,738         97,181       (54,842)i      372,077
                                                ----------      ---------   -----------     ----------

     Total current assets                        4,622,370      2,442,250    (1,865,382)     5,199,238

Property and equipment, net                        757,370        945,893      (372,275)f    1,330,988
Net investment in sales type leases              3,157,812              0             0      3,157,812
Other assets                                        95,504         16,500       (77,781)a       34,223
Goodwill                                         1,448,237              0       993,578 j    2,441,815
                                                ----------      ---------   -----------     ----------

Total assets                                   $10,081,293     $3,404,643   $(1,321,860)   $12,164,076
                                                ==========      =========   ===========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities       $   216,071     $  648,170   $  (590,387)g  $   273,854
Revolving line of credit                         1,584,814              0       825,000 b    2,409,814
Current portion of long-term debt                  150,000              0       180,000 b      330,000
                                                ----------      ---------   -----------     ----------

     Total current liabilities                   1,950,885        648,170       414,613      3,013,668

Long term debt                                     150,000              0       720,000 b      870,000
                                                ----------      ---------   -----------     ----------

     Total liabilities                           2,100,885        648,170     1,134,613      3,883,668

Common stock                                        62,312              0           762 c       63,074
Additional paid-in-capital                      13,709,039        580,007      (280,769)k   14,008,277
Accumulated deficit (retained earnings)         (5,790,943)     2,176,466    (2,176,466)k   (5,790,943)
                                                ----------      ---------   -----------     ----------
     Total shareholders' equity                  7,980,408      2,756,473    (2,456,473)     8,280,408
                                                ----------      ---------   -----------     ----------

Total liabilities and shareholders' equity     $10,081,293     $3,404,643   $(1,321,860)   $12,164,076
                                                ==========      =========   ===========     ==========

                             See accompanying notes


HI-RISE RECYCLING SYSTEMS, INC.
PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                        PRO FORMA      PRO FORMA
                                           HI-RISE        WILKINSON    ADJUSTMENTS       TOTAL
                                           -------        ---------    -----------     ----------
REVENUES
         Sales                          $3,207,309       $4,028,656    $       0       $7,235,965

OPERATING EXPENSES
         Cost of goods sold              1,584,161        3,048,785            0        4,632,946
         Selling and administrative      3,757,444          498,383       49,679 l      4,305,506
         Other                             523,024                0            0          523,024
                                        ----------       ----------      -------       ----------
            Total operating expenses     5,864,629        3,547,168       49,679        9,461,476
                                        ----------       ----------      -------       ----------
              Operating income (loss)   (2,657,320)         481,488      (49,679)      (2,225,511)

OTHER INCOME (EXPENSE):
         Interest income                   416,358           33,113            0          449,471
         Interest expense                 (146,207)               0     (176,813)m       (323,020)
         Other                             (84,702)         243,278            0          158,576
                                        ----------       ----------      -------       ----------
                                           185,449          276,391     (176,813)         285,028
                                        ----------       ----------      -------       ----------

LOSS BEFORE INCOME TAX EXPENSE          (2,471,871)         757,879     (226,492)      (1,940,484)

INCOME TAX EXPENSE                               0          283,200                       283,200

NET LOSS                               $(2,471,871)        $474,679    $(226,492)     $(2,223,684)
                                       ===========       ==========     ========       ==========

                             See accompanying notes

    NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)       BASIS OF PRESENTATION

         The accompanying pro forma financial statements are intended to present the Company's financial position and results of operations on a pro forma basis as if, for the purpose of the pro forma condensed consolidated balance sheet, the transaction underlying the pro forma adjustments had occurred on December 31, 1996 and, for the purpose of the pro forma consolidated condensed statement of operations, as if the transaction underlying the pro forma adjustments had occurred on January 1, 1996.

         The Company's historical financial information used in preparation of the pro forma condensed consolidated financial statements has been derived from the Company's audited consolidated financial statements as of and for the year ended December 31, 1996. Wilkinson's historical financial information used in preparation of the pro forma condensed consolidated financial statements has been derived from Wilkinson's audited financial statements as of and for the twelve months ended September 30, 1996.

2)       UNAUDITED PRO FORMA ADJUSTMENTS

         A description of the adjustments included in the unaudited pro forma financial statements is as follows:

BALANCE SHEET
-------------

a) Represents the elimination of the Company's deferred acquisition costs related to the acquisition plus $1,000 of other assets that were purchased.

b) Records the Company's $900,000 loan and $825,000 borrowing on the new line of credit which funded a portion of the acquisition.

c) Represents 76,272 shares of common stock issued by the Company to the former owners of Wilkinson.

d) Represents elimination of Wilkinson cash retained by former shareholder.

e) Represents the Company's payment of $2,486,000 in cash to Wilkinson's former owners.

f)       Represents property and equipment not purchased by the Company.

g)       Represents accounts payable not assumed by the Company.

h)       Represents accounts receivable not purchased by the Company.

i)       Represents other current assets not purchased by the Company.

j) Records the goodwill which resulted from the $2.7 million purchase price and $62,000 in deferred acquisition costs offset by the net assets purchased by the Company.

k) Adjustment eliminates Wilkinson's equity less additional paid-in capital associated with the issuance of stock.

STATEMENT OF OPERATIONS

l) Represents amortization of goodwill from January 1, 1996 through December 31, 1996. Amortization expense is calculated using the pro forma balance sheet whereby goodwill is based on differences between Wilkinson's September 30, 1996 balances and those assets purchased and liabilities assumed at the date of the acquisition. Goodwill is amortized on a straight-line basis over twenty years.

m) Represents an adjustment for interest expense related to the $1.725 million in funds borrowed in connection with the acquisition of Wilkinson.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER               DESCRIPTION
------               -----------

10.24          Credit Agreement dated September 1996 between the Company and
               Ocean Bank.

10.25 Lease dated October 9, 1996 between Recycltech, Ltd. and Pianosi Bros. Construction Ltd.

10.30 Employment Agreement dated March 25, 1996 between the Company and Donald Engel

10.31 Employment and Consulting Agreement dated March 25, 1996 between the Company and Mark D. Shantzis

10.32 Promissory Note, Commercial Security Agreements and Agreements to Furnish Insurance dated February 3, 1997 by the Company and
               WC Acquisition Corp. (now known as Wilkinson Company, Inc.) in favor of Ocean Bank.

21.1           Subsidiaries of the Company.

23.1           Consent of Independent Accountants-Coopers & Lybrand L.L.P.
               dated March 28, 1997.

27.1           Financial Data Schedule.