Form 10QSB
period 1997-03-31
HI RISE RECYCLING SYSTEMS INC
filed 1997-05-15
CIK 906605

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ____________________ TO ___________________

                           Commission File No. 0-21946

                         HI-RISE RECYCLING SYSTEMS, INC.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

              FLORIDA                                    65-0222933
     -------------------------------                -------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

                              16255 NW 54th AVENUE
                              MIAMI, FLORIDA 33014
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (305) 624-9222
                           --------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [ ]

The number of shares outstanding of the Issuer's Common Stock, $.01 Par Value, as of May 12, 1997 was 6,318,532.

Transitional small business disclosure format:
                                  Yes[ ] No [X]

                         HI-RISE RECYCLING SYSTEMS, INC.
                                   FORM 10-QSB
                                      INDEX

PART 1.  FINANCIAL INFORMATION                                              PAGE
-------  ---------------------                                              ----

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of December 31, 1996 and             3
         March 31, 1997

         Consolidated Statements of Operations for the three months          4
         ended March 31, 1996 and 1997

         Consolidated Statement of Changes in Shareholders' Equity           5
         for the three months ended March 31, 1997

         Consolidated Statements of Cash Flows for the three months ended    6
         March 31, 1996 and 1997

         Notes to Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis or Plan of Operation           8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   11

Item 2.  Changes in Securities                                               11

Item 3.  Defaults Upon Senior Securities                                     11

Item 4.  Submission of Matters to a Vote of Security Holders                 11

Item 5.  Other Information                                                   11

Item 6.  Exhibits and Reports on Form 8-K                                    11

         Signatures                                                          13


                         HI-RISE RECYCLING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1996 AND MARCH 31, 1997

                               ASSETS                                                                         (UNAUDITED)
                                                                                              DECEMBER 31,      MARCH 31,
                                                                                                  1996            1997
                                                                                              ------------    ------------
Current assets:
Cash and cash equivalents                                                                     $  1,711,752    $    848,828
Investments                                                                                        597,973            --
Accounts receivable, net of allowance
  for doubtful accounts of $147,299 and $120,559 in 1996
  and 1997, respectively                                                                            765,024       2,294,705
Inventory                                                                                        1,117,883       1,612,575
Other assets                                                                                       329,738         352,494
                                                                                              ------------    ------------
    Total current assets                                                                         4,522,370       5,108,602
                                                                                              ============    ============

Property and equipment, net                                                                        757,370       1,309,040
Note receivable from related party                                                                  33,223          33,223
Net investment in sales type leases                                                              3,157,812       3,390,210
Deferred acquisition costs                                                                           62,281            --
Goodwill                                                                                         1,448,237       2,542,331
                                                                                              ============    ============
    Total assets                                                                              $  9,981,293    $ 12,383,406
                                                                                              ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities                                                      $    193,507    $    629,633
Revolving line of credit                                                                         1,584,814       2,633,723
Current portion of long term debt                                                                  150,000         300,000
Unearned service agreement revenue                                                                  22,564          19,030
                                                                                              ------------    ------------
    Total current liabilities                                                                    1,950,885       3,582,386
                                                                                              ------------    ------------
Long-term debt                                                                                     150,000         720,000
                                                                                              ------------    ------------
    Total liabilities                                                                            2,100,885       4,302,386
                                                                                              ------------    ------------

   Shareholders' equity:
   Common stock, $.01 par value; 10,000,000 shares authorized; 6,231,119 and
    6,318,532 shares issued and outstanding at December 31, 1996 and March 31,
    1997, respectively                                                                              62,311          63,185
   Additional paid-in capital                                                                   13,776,320      14,158,780
   Accumulated deficit                                                                          (5,958,223)     (6,140,945)
                                                                                              ------------    ------------
      Total shareholders' equity                                                                 7,880,408       8,081,020
                                                                                              ------------    ------------
      Total liabilities and shareholders' equity                                              $  9,981,293    $ 12,383,406
                                                                                              ============    ============


    The accompanying notes are an integral part of these financial statements

                         HI-RISE RECYCLING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                   (UNAUDITED)

                                                 THREE MONTHS    THREE MONTHS
                                                     ENDED           ENDED
                                                MARCH 31, 1996   MARCH 31, 1997
                                                --------------   --------------
Revenues:

  Equipment sales                                $   300,767      $ 1,046,071

  Trash chute sales                                     --        $   563,102

  Shared savings contract revenue                     96,333          114,226

  Service/Parts revenue                              130,263          150,641
                                                 -----------      -----------

     Total revenues                                  527,363        1,874,040
                                                 -----------      -----------

Operating Expenses:

 Cost of equipment sold, including
 direct costs of service/parts                       298,212        1,098,823

  Selling and marketing                              387,655          375,043

  General and administrative                         475,729          476,420

  Product development                                  9,526           31,954

  Shared savings contract expense                     74,179           98,344
                                                 -----------      -----------
      Total operating expenses                     1,245,301        2,080,584
                                                 -----------      -----------
  Operating loss                                    (717,938)        (206,544)
                                                 -----------      -----------

  Other income (expense):
     Interest income                                 121,487           91,088
     Interest expense                                (48,507)         (67,266)
                                                 -----------      -----------
         Total other income                           72,980           23,822
                                                 -----------      -----------

     Net loss                                    $  (644,958)     $  (182,722)
                                                 ===========      ===========

     Net loss per share                          $     (0.17)     $     (0.03)
                                                 ===========      ===========
     Weighted average common
       shares outstanding                          3,748,465        6,282,306
                                                 ===========      ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                         HI-RISE RECYCLING SYSTEMS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 1997

                                        SHARES OF                     ADDITIONAL                          TOTAL
                                         COMMON         COMMON         PAID-IN        ACCUMULATED      SHAREHOLDERS'
                                         STOCK          STOCK          CAPITAL          DEFICIT           EQUITY
                                     -------------  -------------   --------------  ---------------  -----------------
Balance at December 31, 1996           6,231,119    $  62,311       $  13,776,320   $    (5,958,223) $       7,880,408

Issuance of common stock (unaudited)      87,413          874             382,460                              383,334

Net loss (unaudited)                                                                      (182,722)           (182,722)

                                     -------------  -------------   --------------  ---------------  -----------------
Balance at March 31, 1997              6,318,532    $  63,185       $  14,158,780   $   (6,140,945)  $       8,081,020
                                     =============  =============   ==============  ===============  =================

    The accompanying notes are an integral part of these financial statements

                         HI-RISE RECYCLING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                   (UNAUDITED)

                                                                       THREE MONTHS     THREE MONTHS
                                                                          ENDED            ENDED
                                                                      MARCH 31, 1996    MARCH 31, 1997
                                                                      --------------    --------------
OPERATING ACTIVITIES:
  Net loss                                                             $  (644,958)     $  (182,722)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                             40,000           50,174
  Changes in assets and liabilities, net of acquisitions:
  Accounts receivable                                                     (147,024)        (722,164)
  Inventory                                                               (248,448)          36,496
  Other assets                                                              13,063          (22,756)
  Net investment in sales type leases                                       30,103         (232,398)
  Accounts payable and accrued liabilities                                 (92,623)         378,342
  Unearned service agreement revenue                                        (1,970)          (3,534)
  Note receivable from related party                                          (800)            --
                                                                       -----------      -----------
    Net cash used in operating activities                               (1,052,657)        (698,562)
                                                                       -----------      -----------
INVESTING ACTIVITIES:
  Purchase of business net of cash acquired                                   --           (986,748)
  Maturity of investments                                                  180,171          597,973
  Purchase of property and equipment                                      (175,739)         (17,725)
                                                                       -----------      -----------
  Net cash provided by (used in) investing activities                        4,432         (406,500)
                                                                       -----------      -----------
FINANCING ACTIVITIES:
  Payments under credit line                                              (120,419)        (165,085)
  Draws from line of credit                                                   --            475,000
  Payment of long-term debt                                                (70,000)         (67,777)
                                                                       -----------      -----------
     Net cash provided by (used in) financing activities                  (190,419)         242,138
                                                                       -----------      -----------

     Net decrease in cash and cash equivalents                          (1,238,644)        (862,924)
     Cash and cash equivalents, beginning of year                        5,717,560        1,711,752
                                                                       -----------      -----------
     Cash and cash equivalents, end of quarter                         $ 4,478,916      $   848,828
                                                                       -----------      -----------

*Purchase of business, net of cash acquired
     Working capital, other than cash                                  $      --        $(1,280,921)
     Property, plant and equipment                                            --           (573,618)
     Cost in excess of net assets acquired, net                               --         (1,082,209)
     Revolving line of credit                                                 --            750,000
     Current portion of long term debt                                        --            180,000
     Long term debt                                                           --            720,000
     Common stock issued                                                      --            300,000
                                                                       -----------      -----------
Net cash used to acquire business                                      $      --        $  (986,748)
                                                                       ===========      ===========

    The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         1. The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1996 of Hi-Rise Recycling Systems, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

         2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

         3. Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the period. Common stock equivalents have not been included because their effect is anti-dilutive.

         4. For financial reporting purposes, the Company reports revenues from sales type leases as equipment sales. Revenue from sales and sales type equipment leases is generally recognized when equipment is installed.

         5. Net investment in sales type leases consists of the following at March 31, 1997:

                  Minimum Lease Payments                    $4,293,845
                  Unearned Income                           (1,119,325)
                  Estimated Residual Value on
                     Leased Systems                            215,690
                                                            ----------
                  Total                                     $3,390,210
                                                            ----------

         6. In February 1997, the Company, through a newly formed wholly-owned subsidiary now known as Wilkinson Company, Inc. ("Wilkinson"), acquired substantially all of the assets other than real property (the "Wilkinson Assets") and assumed certain of the liabilities of Wilkinson Company Inc., an Ohio corporation (the "Wilkinson Seller"). The aggregate purchase price for the Wilkinson Assets of approximately $2,786,000, subject to adjustment, consisted of approximately $2,486,000 in cash and 76,272 shares of the Company's common stock valued at $300,000. The Wilkinson Seller was engaged in the sale, manufacture, distribution and installation of sheet metal fabrication products, multiple chute systems and recycling systems. The Company, through Wilkinson, is continuing the business previously conducted by the Wilkinson Seller. The Company's results of operations for the three months ended March 31, 1997 include the results of Wilkinson from February 3, 1997, while the Company's result of operations for the three months ended March 31, 1996 do not include the results of Wilkinson.

         7. During October 1996, a former employee of the Company filed a lawsuit against the Company alleging that the Company had defrauded and breached an employment contract with the former employee. In general, the lawsuit alleges that the Company made written and verbal representations to become general manager and part owner of the Company's Midwest subsidiary. The former employee seeks compensatory damages of $600,000 and punitive damages for an unstated amount. The Company denies the allegations and intends to contest vigorously the claims in the lawsuit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The Company is engaged primarily in the business of marketing a proprietary automated system known as the "hi-rise system" designed to collect and separate recyclable and other solid waste in multistory buildings. As part of its strategy to (i) expand its network of independent distributors, (ii) offer a fully integrated waste disposal system for multi-story buildings and (iii) commence manufacturing the components of the Company's systems, on February 3, 1997, the Company, through its newly-formed wholly-owned subsidiary now known as Wilkinson Company, Inc. ("Wilkinson"), acquired substantially all of the assets other than real property (the "Wilkinson Assets") and assumed certain liabilities of Wilkinson Company, Inc., an Ohio corporation (the "Wilkinson Seller"). The Wilkinson Seller was engaged in the sale, manufacture, distribution and installation of sheet metal fabrication products. The Company, through Wilkinson, is continuing the business previously conducted by the Wilkinson Seller. Goodwill which resulted from this business combination is being amortized over twenty years. The Company's results of operations for the three months ended March 31, 1997 include the results of Wilkinson from February 3, 1997, while the Company's results of operations for the three months ended March 31, 1996 do not include the results of Wilkinson.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1996.

Total revenue during the three months ended March 31, 1997 was $1,874,040, an increase of $1,346,677 compared to total revenue of $527,363 during the prior comparable quarter. One of the primary reasons for the increase is the inclusion of two months of sales for Wilkinson in this quarter in the amount of $636,009. In addition, revenue from equipment sales, consisting of sales of hi-rise systems and trash compaction systems, increased by $745,304 to $1,046,071 during the three months ended March 31, 1997, from $300,767 during the prior comparable quarter. Hi-rise system sales for the current quarter were $668,762, compared to $49,900 for the previous comparable quarter. The increase was a result of the installations during the current quarter of systems for which the Company executed sales contracts during 1995 and 1996. In 1995 and 1996, the Company's marketing efforts were focused on equipment sales in new construction buildings which resulted in increased backlog. In the case of new building sales, the period of time between the execution of a sales contract and installation of the hi-rise system typically ranges from six to twenty months. The Company does not recognize revenue until the installation of the system. As a result, the backlog balance at March 31, 1997 was $5,558,319. This included backlog for Wilkinson of $1,815,812. Revenue from shared savings agreements increased by $17,893 to $114,226 during the three months ended March 31, 1997, compared to $96,333 during the prior comparable quarter. Pursuant to the shared savings agreements, the Company manages the customer's solid waste disposal in order to reduce the waste hauling bill, in return for a percentage of the savings achieved by the Company. The Company had 34 shared saving agreements in effect at March 31, 1997. Revenue from service and parts increased by $20,378 to $150,641 during the three months ended March 31, 1997, compared to $130,263 during the prior comparable quarter.

During the three months ended March 31, 1997, the Company had interest income of $91,088, a decrease of $30,399, compared to $121,487 during the prior comparable period. The decrease in interest income is primarily attributable to decreased interest realized from investments.

Total operating expenses during the three months ended March 31, 1997 were $2,080,584 an increase of $835,283 compared to total operating expenses of $1,245,301 during the prior comparable quarter. A primary reason for the increase was the inclusion of two months cost of sales for Wilkinson in this quarter in the amount of $472,964. The other primary reason for the increase was the increase in sales of hi-rise systems and increased costs related to those sales. Cost of equipment sold increased by $800,611 from $298,212 during the three months ended March 31, 1996 to $1,098,823 during the current three months. As a percentage of equipment sales, trash chute sales and service and parts revenue, cost of equipment sold decreased to 62.4% during the three months ended March 31, 1997 from 69.2% during the prior comparable period. The decrease in cost of equipment sold as a percentage of revenue was primarily attributable to the increase of Hi-rise system sales in this quarter compared to the comparable quarter last year. The cost of hi-rise systems sold as a percentage of its revenues is typically lower than the cost of equipment sold of IDC compactors and trash chute sales, as a percentage of their revenues. Wilkinson cost of sales in the quarter was 74.4% as a percentage of total sales. The Company anticipates that the cost of sales for Wilkinson will continue to range between 70%-75% and will result in an increase in overall cost of sales for the Company, as a percentage of its revenue. The Company intends to consolidate manufacturing and engineering of all of the Company's products at Wilkinson's manufacturing facility in Stow, Ohio. The Company has begun configuring the facility to allocate space for new manufacturing. The Company believes that by consolidating manufacturing of its products, it will be able to reduce the costs of sales of its hi-rise and trash compaction systems. Selling and marketing expenses during the three months ended March 31, 1997 were $375,043, a decrease of $12,612, compared to selling and marketing expenses of $387,655 during the prior comparable period. Selling and marketing expenses for the three months ended March 31, 1997 include approximately $16,000 of additional expenses for Wilkinson for the two months of 1997. General and administrative expenses during the three months ended March 31, 1997 were $476,420, an increase of $691, compared to general and administrative expenses of $475,729 during the prior comparable period. In addition, general and administrative expenses for the three months ended March 31, 1997 include approximately $61,000 of such expenses for Wilkinson. Interest expense increased by $18,759 to $67,266 as compared to the prior comparable period, as a result of increased borrowings under the Company's lines of credit to finance the acquisition of the Wilkinson Assets.

As a result, the Company incurred a net loss of $182,722 during the three months ended March 31, 1997, compared to a net loss of $644,958 during the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had working capital of $1,526,216 and cash and cash equivalents aggregating $848,828 compared to working capital of $2,571,485 and cash and cash equivalents of $1,711,752 at December 31, 1996.

The Company's primary sources of working capital are the net proceeds from the sale of Series A Preferred Stock in November 1995 and a $2.0 million line of credit with Ocean Bank for its lease financing arrangements.

Under the Ocean Bank line of credit, the Company may borrow up to 75% of the present value of eligible leases of the hi-rise systems entered into since January 1994. The line of credit is collateralized by leases of the Company's hi-rise system, bears interest at a rate per annum equal to Citibank's prime rate plus 2% and is payable on demand. The line was increased from $1.5 million to $2.0 million on or about September 30, 1996. As of March 31, 1997, the outstanding balance under this line of credit was $1,894,719.

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

Net cash used in operating activities was $698,562 and $1,052,657, during the quarters ended March 31, 1997 and 1996, respectively. The decrease was primarily attributable to a net loss of $462,236 less than the prior quarter. In addition, accounts receivable increased by $722,164 and accounts payable increased by $378,642. The increase in accounts receivable is the result of the installation of three large sales of hi-rise systems at the end of the first quarter. Accounts payable increased as a result of purchases of equipment in March 1997 for systems installed in the second quarter the revenues from which will be booked in the second quarter. Net cash provided by financing activities was $242,138 during the quarter ended March 31, 1997. This is mainly the result of draws on the lines of credit in order to provide working capital and to fund the cash portion of the purchase price for the Wilkinson Assets. During the quarter ended March 31, 1996, the Company used cash in financing activities of $190,419 to repay indebtedness. Net cash used in investing activities was $406,500 during the quarter ended March 31, 1997 relating to the purchase of the Wilkinson Assets. The Company provided net cash in investing activities of $4,432 in the quarter ended March 31,1996 as purchases of property and equipment were offset by the receipt of proceeds from the maturity of investments.

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

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for the Company's products; increases in costs of sales; and the effect of general economic conditions generally and factors affecting the waste hauling and construction industries. These statements by their nature involve substantial risks and uncertainties and actual events or results may differ as a result of these and other factors.


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
                  Not applicable.

ITEM 2.     CHANGES IN SECURITIES
                  Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
                  Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  Not applicable.

ITEM 5.     OTHER INFORMATION
                  Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:

                  EXHIBITS   DESCRIPTION

                   11        Statement re:  computation of loss per share

                   27        Financial Data Schedule

         (B)   REPORTS ON FORM 8-K:

                  During the quarter ended March 31, 1997, the Company filed a Current Report on Form 8-K dated February 3, 1997 with respect to Item 2 reporting the acquisition (the "Wilkinson Acquisition") by the Company of the Wilkinson Assets. Filed with or incorporated by reference in the Current Report on Form 8-K, as amended, were (i) the audited financial statements of Wilkinson Company, Inc. as of and for the year ended September 30, 1996 and (ii) the unaudited pro forma condensed consolidated balance sheet of the Company as of December 31, 1996 reflecting the consolidated financial position of the Company after giving effect to the Wilkinson Acquisition as if it had been consummated as of December 31, 1996 and the unaudited pro forma condensed consolidated statement of operations of the Company reflecting the Wilkinson Acquisition as if it had been consummated at January 1, 1996.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    HI-RISE RECYCLING SYSTEMS, INC.



Date:  May 12, 1997                   By: /s/ DONALD ENGEL
                                        ------------------------------
                                         Donald Engel, Co-Chairman of the
                                         Board and Chief Executive Officer
                                         (Principal Executive Officer)



Date:  May 12, 1997                       /s/ BRADLEY HACKER
                                          ----------------------------
                                          Brad Hacker, Controller
                                         (Principal Financial and Accounting
                                          Officer)

                                 EXHIBIT INDEX

EXHIBIT
-------

  11     Statement re:  computation of loss per share

  27     Financial Data Schedule