Form 10QSB
period 1997-06-30
HI RISE RECYCLING SYSTEMS INC
filed 1997-08-13
CIK 906605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

[ ]     TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM _________ TO  __________

                           Commission File No. 0-21946

                         HI-RISE RECYCLING SYSTEMS, INC.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

               FLORIDA                                65-0222933
--------------------------------                   -----------------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                              16255 NW 54th Avenue
                              MIAMI, FLORIDA 33014
                                ----------------
                    (Address of principal executive offices)

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

                           Yes   X          No _____

The number of shares outstanding of the Issuer's Common Stock, $.01 Par Value, as of August 11, 1997 was 6,318,532.

Transitional small business disclosure format:
                                    Yes___  No__X_

                         HI-RISE RECYCLING SYSTEMS, INC.
                                   FORM 10-QSB
                                      INDEX


PART 1.    FINANCIAL INFORMATION                                            PAGE
                                                                            ----
Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets as of December 31, 1996 and             3
           June 30, 1997

           Consolidated Statements of Operations for the three and
           six months ended June 30, 1996 and 1997                             4

           Consolidated Statement of Changes in Shareholders' Equity           5
           for the six months ended June 30, 1997

           Consolidated Statements of Cash Flows for the six months ended      6
           June 30, 1996 and 1997

           Notes to Consolidated Financial Statements                          7

Item 2.    Management's Discussion and Analysis of Financial Condition and     9
           Results of Operations

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  14

Item 2.    Changes in Securities                                              14

Item 3.    Defaults Upon Senior Securities                                    14

Item 4.    Submission of Matters to a Vote of Security Holders                14

Item 5.    Other Information                                                  15

Item 6.    Exhibits and Reports on Form 8-K                                   15

           Signatures                                                         16


                        HI-RISE RECYCLING SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1996 AND JUNE 30, 1997



                   ASSETS                                                               (UNAUDITED)
                                                             DECEMBER 31,                 JUNE 30,
                                                                1996                        1997
                                                             ------------                ----------
Current assets:
Cash and cash equivalents                                    $ 1,711,752               $ 1,132,615
Investments                                                      597,973                         -
Accounts receivable, net of allowance
   for doubtful accounts of $14,299 and $120,559 in 1996
   and 1997, respectively                                        765,024                 2,443,554
Inventory                                                      1,117,883                 1,805,689
Other assets                                                     329,738                   470,947
                                                             -----------               -----------
   Total current assets                                        4,522,370                 5,852,805
                                                             -----------               -----------

Property and equipment, net                                      757,370                 1,252,825
Note receivable from related party                                33,223                    33,223
Net investment in sales type leases                            3,157,812                 3,882,854
Deferred acquisition costs                                        62,281
Goodwill                                                       1,448,237                 2,539,657
                                                             -----------               -----------
   Total assets                                              $ 9,981,293               $13,561,364
                                                             ===========               ===========

                   LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
Accounts payable and accrued liabilities                     $   193,507               $   698,329
Revolving line of credit                                       1,584,814                 2,846,418
Current portion of long term debt                                150,000                   255,000
Unearned service agreement revenue                                22,564                    19,031
                                                             -----------               -----------
   Total current liabilities                                   1,950,885                 3,818,778
                                                             -----------               -----------
Long-term debt                                                   150,000                   720,000
                                                             -----------               -----------
   Total liabilities                                         $ 2,100,885               $ 4,538,778
                                                             ===========               ===========

Shareholders' equity:
Common stock, $.01 par value; 10,000,000 shares authorized;
6,231,119 and 6,318,532 shares issued and outstanding at
December 31, 1996 and June 30, 1997, respectively                 62,311                    63,185
Additional paid-in capital                                    13,776,320                15,088,925
Accumulated deficit                                           (5,958,223)               (6,129,524)
                                                             -----------               -----------
   Total shareholders' equity                                  7,880,408                 9,022,586
                                                             -----------               -----------
   Total liabilities and shareholders' equity                $ 9,981,293               $13,561,364
                                                             ===========               ===========



    The accompanying notes are an integral part of these financial statements


                        HI-RISE RECYCLING SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997


                                         THREE MONTHS            THREE MONTHS           SIX MONTHS         SIX MONTHS
                                             ENDED                   ENDED                 ENDED              ENDED
                                         JUNE 30, 1996           JUNE 30, 1997         JUNE 30, 1996      JUNE 30, 1997
                                         -------------           -------------        --------------      -------------

Revenues:

Equipment sales                         $ 660,234                $1,202,451             $   961,001      $  2,248,522

Trash chute sales                               -                 1,112,342                       -         1,675,444

Shared savings contract revenue            99,195                   122,616                 195,528           236,842

Service/Parts revenue                     157,411                   350,402                 287,674           501,043
                                       ------------------------------------------------------------------------------
  Total revenues                          916,840                 2,787,811               1,444,203         4,661,851
                                       ==============================================================================

Cost and Expenses:

Cost of equipment sold, including
direct costs of service/parts             518,581                 1,486,465                 816,793         2,585,288

Selling and marketing                     521,533                   580,306                 909,188           955,349

General and administrative                501,435                   521,714                 977,164           998,134

Product development                        19,368                    14,888                  28,894            46,842

Shared savings contract expense            79,836                   122,386                 154,015           220,730
                                       ------------------------------------------------------------------------------
  Total operating expenses              1,640,753                 2,725,759               2,886,054         4,806,343
                                       ------------------------------------------------------------------------------
Operating income (loss)                  (723,913)                   62,052              (1,441,851)         (144,492)
                                       ------------------------------------------------------------------------------
Other income (expense):
  Settlement expense                      (75,000)                         -                (75,000)                -

Interest income                           109,569                   112,044                 231,056           203,132

Interest expense                          (31,501)                 (162,675)                (80,008)         (229,941)
                                       ------------------------------------------------------------------------------
  Total other income (expense)              3,068                   (50,631)                 76,048           (26,809)
                                       ------------------------------------------------------------------------------
Net income (loss)                       $(720,845)               $   11,421             $(1,365,803)        $(171,301)
                                       ==============================================================================

Net income (loss) per share            $    (0.14)               $     0.00             $     (0.35)        $   (0.03)


    The accompanying notes are an integral part of these financial statements



                        HI-RISE RECYCLING SYSTEMS, INC.
           CONSOLIDATED STATEMENT OF CHARGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997


                                     SHARES OF                               ADDITIONAL                            TOTAL
                                      COMMON               COMMON             PAID-IN           ACCUMULATED     SHAREHOLDERS'
                                       STOCK               STOCK              CAPITAL             DEFICIT          EQUITY
                                     ---------             ------            ----------         -----------     -------------
Balance at December 31, 1996          6,231,119            $62,311           $13,776,320       $ (5,958,223)     $ 7,880,408

Issuance of common stock                 87,413                874               382,460                             383,334

Sales of Preffered stock-net                                                     930,145                             930,145

Net loss                                                                                           (171,301)        (171,301)
                                     ----------           --------           -----------       ------------      -----------
Balance at June 30, 1997              6,318,532            $63,185           $15,088,925       $ (6,129,524)     $ 9,022,586
                                     ==========           ========           ===========       ============      ===========



    The accompanying notes are an integral part of these financial statements

                        HI-RISE RECYCLING SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                  (UNAUDITED)

                                                              SIX MONTHS                    SIX MONTHS
                                                                 ENDED                         ENDED
                                                             JUNE 30, 1996                JUNE 30, 1997
                                                             -------------                -------------
OPERATING ACTIVITIES:
 Net loss                                                     $ (1,365,822)               $ (171,301)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
 Depreciation and amortization of goodwill                          80,000                   140,615
 Changes in assets and liabilities, net of
  acquisitions:
 Accounts receivable                                              (390,838)                 (871,013)
 Inventory                                                        (399,909)                 (156,618)
 Other assets                                                      (29,290)                 (141,209)
 Net investments in sales type leases                             (183,180)                 (725,042)
 Accounts payable and accrued liabilities                           61,328                   447,038
 Unearned service agreement revenue                                 (4,608)                   (3,535)
 Note receivable from related party                                 (1,500)                        -
                                                             -------------                ----------
  Net cash used in operating activities                         (2,233,819)               (1,481,065)
                                                             =============                ==========
INVESTING ACTIVITIES:
 Purchase of business net of cash acquired                               -                (1,013,917)
 Maturity of investments                                           249,086                   597,973
 Purchase of property and equipment                               (243,728)                  (22,125)
                                                             -------------                ----------
 Net cash provided (used) by investing activities                    5,358                  (438,069)
                                                             =============                ==========
FINANCING ACTIVITIES:
 Payments under credit lines                                      (264,376)                 (815,316)
 Draws from line of credit                                               -                 1,337,945
 Payment of current portion of long-term debt                     (120,000)
 Payment of long-term debt                                         (80,000)                 (112,777)
 Issuance of preferred stock                                                                 930,145
 Conversion of preferred stock                                          (6)
 Common stock issued to pay note payable                            84,353
 Common stock purchased upon exercise of stock
  options                                                           28,335
                                                             -------------                ----------
  Net cash (used) provided by financing activities                (351,694)                1,339,997
                                                             -------------                ----------
  Net (decrease) in cash and cash equivalents                   (2,580,155)                 (579,137)
  Cash and cash equivalents, beginning of period                 5,717,560                 1,711,752
                                                             -------------                ----------
  Cash and cash equivalents, end of period                   $   3,137,405                $1,132,615
                                                             -------------                ----------
*Purchase of business, net of cash acquired
   Working capital, other than cash                          $           -               $(1,280,921)
   Property, plant and equipment                                         -                  (573,618)
   Cost in excess of net assets acquired, net                            -                (1,109,378)
   Revolving line of credit                                              -                   750,000
   Current portion of long term debt                                     -                   180,000
   Long term debt                                                        -                   720,000
   Common stock issued                                                   -                   300,000
                                                             -------------                ----------
Net cash used to acquire business                            $           -               $(1,013,917)
                                                             =============                ==========


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

         2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

         3. Per share data was computed by dividing net income or net loss as adjusted by the preferred dividend by the weighted average number of shares outstanding during the period.

         4. For financial reporting purposes, the Company reports revenues from sales type leases as equipment sales. Revenue from sales and sales type equipment leases is generally recognized when equipment is installed.

         5. Net investment in sales type leases consists of the following at June 30, 1997:
               Minimum Lease Payments                              $  5,057,035
               Unearned Income                                       (1,389,871)
               Plus: Estimated Residual Value on Lease Equipment        215,690
                                                                   ------------
              Total                                                $  3,882,854
                                                                   ------------

         6. In February 1997, the Company, through a newly formed wholly-owned subsidiary, pursuant to an asset purchase agreement, bought substantially all of the assets excluding real property, and assumed certain of the liabilities of Wilkinson Company, Inc. (Wilkinson), who is engaged in the sale, manufacture, distribution and installation of sheet metal fabrication products. The aggregate purchase price of approximately $2,786,000 consisted of approximately $2,486,000 in cash, subject to adjustment under certain circumstances, and 76,272 shares of common stock valued at $300,000. The Company also entered into a three year agreement with Wilkinson to lease its manufacturing facility. The Company funded the cash portion of the purchase price from proceeds under two lines of credit and a term loan from a financial institution.

         7. During October 1996, a former employee of the Company filed a lawsuit against the Company alleging that the Company had defrauded and breached an employment contract with the former employee. In general, the lawsuit alleges that the Company made written and verbal representations to become general manger and part owner of the Company's Midwest subsidiary. The former employee seeks compensatory damages of $600,000 and punitive damages for an unstated amount. The Company denies the allegations and intends to contest vigorously the claims in the lawsuit.

         8. On June 25 and July 2, 1997 the Company sold a total of 200 shares of the Company's newly created Series B Convertible Preferred Stock, $.01 par value (" Preferred Stock"), and warrants to purchase an aggregate of 888,887 shares of Common Stock., in a Regulation D private placement for an aggregate purchase price of $2,000,000. The Preferred Stock is convertible, at the option of the holders thereof into shares of the Company's Common Stock, at a conversion price of $2.25 per share. The conversion price is subject to adjustment on the occurrence of certain events such as stock dividends and recapitalizations. In addition, if the average closing bid price (the "Trading Price") of the Common Stock, as reported on the Nasdaq Small-Cap Market, during the three-,month period commencing on the 270th day after the date of the initial issuance of shares of the Preferred Stock and ending on the 360th day after such date is less than 135% of the then applicable conversion price, the conversion price shall be reduced to such price as shall equal the Trading Price divided by 1.35. Upon conversion the holder is entitled to dividends at the rate of 8% per annum, accrued from the date of issuance through the date of conversion payable in Common Stock. The warrants are excercisable to purchase shares of the Company's Common Stock at an exercise price of $2.25 subject to the adjustment. The accompanying financial statements reflect only the initial issuance on June 25, 1997 of 100 shares of Preferred Stock and the receipt by the Company of net proceeds of $930,145 therefrom after deduction of offering expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is engaged primarily in the business of marketing a proprietary automated system known as the "hi-rise system" designed to collect and separate recyclable and other solid waste in multistory buildings. As part of its strategy to (i) expand its network of independent distributors, (ii) offer a fully integrated waste disposal system for multi-story buildings and (iii) commence manufacturing the components of the Company's systems, on February 3, 1997, the Company, through its newly-formed wholly-owned subsidiary now known as Wilkinson Company, Inc. ("Wilkinson"), acquired substantially all of the assets other than real property (the "Wilkinson Assets") and assumed certain liabilities of Wilkinson company, Inc. (the "Wilkinson Seller"). The Wilkinson Seller was engaged primarily in the sale, manufacture, distribution and installation of sheet metal fabrication products. The Company, through Wilkinson, is continuing the business of the Wilkinson Seller.The Company's results of operations for the three and six months ended June 30, 1997 include the results of Wilkinson from February 3, 1997, while the Company's results of operations for the three and six months ended June 30, 1996 do not include the results of Wilkinson for the quarter.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1996.

Total revenue during the three months ended June 30, 1997 was $2,787,811, an increase of $1,870,971 compared to total revenue of $916,840 during the prior comparable quarter. One of the primary sources of the increase is the inclusion of three months sales for Wilkinson in this quarter in the amount of $1,207,413. In addition, revenue from equipment sales, consisting of sales of hi-rise systems and trash compaction systems, increased by $542,217 to $1,202,451 during the three months ended June 30, 1997, from $660,234 during the prior comparable quarter. Hi-rise system sales for the current quarter were $859,737, compared to $348,123 for the previous comparable quarter. The increase was a result of the installations during the current quarter of systems for which the Company executed sales contracts during 1995 and 1996. In 1995 and 1996, the Company's emphasis was on equipment sales in new construction buildings which resulted in increased backlog. In the case of new building sales, the period of time between the execution of a sales contract and installation of the hi-rise system typically ranges from six to twenty months. The Company does not recognize revenue until the installation of the system. As a result, backlog balance at June 30, 1997 was $5,001,902. This included backlog for Wilkinson of $1,659,801. Revenue from shared savings agreements increased by $23,421 to $122,616 during the three months ended June 30, 1997, compared to $99,195 during the prior comparable quarter. Pursuant to the shared savings agreements, the Company manages the customer's solid waste disposal in order to reduce the waste hauling bill, in return for a percentage of the savings achieved by the Company. The

Company had 35 shared saving agreements in effect at June 30, 1997 compared to 30 at June 30, 1996. Revenue from service and parts increased by $292,991 to $450,402 during the three months ended June 30, 1997, compared to $157,411 during the prior comparable quarter.

During the three months ended June 30, 1997, the Company had interest income of $112,044, an increase of $2,475, compared to $109,569 during the prior comparable period. The increase in interest income is primarily attributable to increased interest realized from leases.

Total operating costs and expenses during the three months ended June 30, 1997 were $2,725,759, an increase of $1,085,006 compared to total operating expenses of $1,640,753 during the prior comparable quarter. A primary reason for the increase was the inclusion of three months cost of sales for Wilkinson in this quarter in the amount of $912,797. The other primary reason for the increase was the increase in sales of hi-rise systems and increased costs related to those sales. Cost of equipment sold increased by $967,884 from $518,581 during the three months ended June 30, 1996 to $1,486,465 during the current three months. As a percentage of equipment sales, trash chute sales and service and parts revenue, cost of equipment sold decreased to 56% during the three months ended June 30, 1997 from 63% during the prior comparable period. The decrease in cost of equipment sold as a percentage of revenue was primarily attributable to the increase of Hi-rise system sales in this quarter compared to the previous quarter last year. Cost of equipment sold of hi-rise systems as a percentage of sales is higher than the cost of equipment sold of IDC compactors and trash chute sales, as a percentage of revenue from such sales. Wilkinson's cost of sales in the quarter was 75% as a percentage of total sales. The Company anticipates that the cost of sales for Wilkinson will continue to be between 70%-75% and may result in an increase in overall cost of sales for the Company, as a percentage of its total revenue. The Company intends to consolidate manufacturing and engineering of all of the Company's product at Wilkinson's manufacturing facility in Stow, Ohio. The Company has begun configuring the facility to allocate space for new manufacturing. The Company believes that by consolidating manufacturing of its products, it will be able to reduce the costs of sales of its hi-rise and trash compaction systems. Selling and marketing expenses during the three months ended June 30, 1997 were $580,306, a increase of $58,773, compared to selling and marketing expenses of $521,533 during the prior comparable period. Selling and marketing expenses for the three months ended June 30, 1997 include approximately $30,000 of additional expenses for Wilkinson. In addition the Company incurred additional expenses of approximately $20,000 for support of the Wilkinson dealer network in the current quarter. General and administrative expenses during the three months ended June 30, 1997 were $521,714, an increase of $20,279 compared to general and administrative expenses of $501,435 during the prior comparable period. General and administrative expenses for the three months ended June 30, 1997 include approximately $140,000 of such expenses for Wilkinson. Interest expense increased by $131,174 to $162,675 as compared to the prior comparable period, as a result of increased borrowings under the Company's lines of credit to finance the acquisition of the Wilkinson Assets.

As a result, the Company realized net income of $11,421 during the three months ended June 30, 1997, compared to a net loss of $720,845 during the three months ended June 30, 1996.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED
JUNE 30, 1996.

Total revenue during the six months ended June 30, 1997 was $4,661,851, an increase of $3,217,648 compared to total revenue of $1,444,203 during the prior comparable quarter. One of the primary sources of the increase is the inclusion of five months sales for Wilkinson in this period in the amount of $1,843,422. In addition, revenue from equipment sales, consisting of sales of hi-rise systems and trash compaction systems, increased by $1,287,521 to $2,248,522 during the six months ended June 30, 1997, from $961,001during the prior comparable period. Hi-rise system sales for the current six months were $1,528,499, compared to $348,123 for the previous comparable period. The increase was a result of the installations during the current period of systems for which the Company executed sales contracts during 1995 and 1996. In 1995 and 1996, the Company's emphasis was on equipment sales in new construction buildings which resulted in increased backlog. In the case of new building sales, the period of time between the execution of a sales contract and installation of the hi-rise system typically ranges from six to twenty months. The Company does not recognize revenue until the installation of the system. As a result, backlog balance at June 30, 1997 was $5,001,902. This included backlog for Wilkinson of $1,659,801. Revenue from shared savings agreements increased by $41,314 to $236,842 during the six months ended June 30, 1997, compared to $195,528 during the prior comparable period. Pursuant to the shared savings agreements, the Company manages the customer's solid waste disposal in order to reduce the waste hauling bill, in return for a percentage of the savings achieved by the Company. The Company had 35 shared saving agreements in effect at June 30, 1997compared to 30 at June 30, 1996. Revenue from service and parts increased by $213,369 to $501,043 during the six months ended June 30, 1997, compared to $287,674 during the prior comparable period. This is primarily due to Wilkinson's revenues from parts in this period of $167,978.

During the six months ended June 30, 1997, the Company had interest income of $203,132, a decrease of $27,924, compared to $231,056 during the prior comparable period. The decrease in interest income is primarily attributable to decreased interest realized from investments.

Total operating costs and expenses during the six months ended June 30, 1997 were $4,806,343 an increase of $1,920,289 compared to total operating expenses of $2,886,054 during the prior comparable quarter. A primary reason for the increase was the inclusion of five months cost of sales for Wilkinson in this period in the amount of $1,385,761. The other primary reason for the increase was the increase in sales of hi-rise systems and increased costs related to those sales. Cost of equipment sold increased by $1,768,495 from $816,793 during the six months ended June 30, 1996 to $2,585,288 during the current six months. As a percentage of equipment sales, trash chute sales and service and parts revenue, cost of equipment sold decreased to 59% during the six months ended June 30, 1997 from 65% during the prior comparable period. The decrease in cost of equipment sold as a percentage of revenue was primarily attributable to the increase of Hi-rise system sales in this period compared to the prior comparable period. Cost of equipment sold of hi-rise systems as a percentage of revenues from hi-rise system sales is typically lower than the cost of equipment sold of IDC compactors and trash chute sales, as a percentage of revenue from such sales. Wilkinson's cost of sales in this period was 74.4% as a percentage of total sales. The company anticipates that cost of sales for Wilkinson will continue to be between 70%-75% and will result in an increase in overall cost of sales for the Company, as a percentage of its revenue. The Company intends to consolidate manufacturing and engineering of all of the Company's product at Wilkinson's manufacturing facility in Stow, Ohio. The Company has begun configuring the facility to allocate space for new manufacturing. The Company believes that by consolidating manufacturing of its products, it will be able to reduce the costs of sales of its hi-rise and trash compaction systems. Selling and marketing expenses during the six months ended June 30, 1997 were $955,349, a increase of $46,161, compared to selling and marketing expenses of $909,188 during the prior comparable period. Selling and marketing expenses for the six months ended June 30, 1997 include approximately $40,000 of additional expenses for Wilkinson for the five months of 1997. General and administrative expenses during the six months ended June 30, 1997 were $998,134, an increase of $20,970, compared to general and administrative expenses of $977,164 during the prior comparable period. General and administrative expenses for the six months ended June 30, 1997 include approximately $201,000 of such expenses for Wilkinson. Interest expense increased by $149,933 to $229,941 as compared to the prior comparable period, as a result of increased borrowings under the Company's lines of credit to finance the acquisition of the Wilkinson Assets.

As a result, the Company incurred a net loss of $171,301 during the six months ended June 30, 1997, compared to a net loss of $1,365,803 during the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had working capital of $2,034,027 and cash and cash equivalents aggregating $1,132,615 compared to working capital of $2,571,485 and cash and cash equivalents of $1,711,752 at December 31, 1996.

The Company's primary sources of working capital are the net proceeds from the sale of Series B Preferred Stock in June and July 1997 and a $2.0 million line of credit with Ocean Bank for its lease financing arrangements.

Under the Ocean Bank line of credit, the Company may borrow up to 75% of the present value of eligible leases of the hi-rise systems entered into since January 1994. The line of credit is collateralized by leases of the Company's hi-rise system, bears interest at a rate per annum equal to Citibank's prime rate plus 1% and is payable on demand. The line was increased from $1.5 million to $2.0 million on or about September 30, 1996. As of June 30, 1997, the outstanding balance under this line of credit was $1,998,752.

In order to fund the cash portion of the purchase price for the Wilkinson Assets, in February 1997, the Company obtained an $850,000 line of credit and a $900,000 five-year term loan from Ocean Bank. The line of credit and the term loan are secured by the Wilkinson Assets and bear interest at a rate per annum equal to Citibank's prime rate plus 1%. As of June 30, 1997, the outstanding balance under this line of credit was $847,666. The line of credit is due in February 1998. The term loan is payable in monthly installments of principal and interest.

Net cash used in operating activities was $1,481,065 and $2,233,819, during the six months ended June 30, 1997 and 1996, respectively. The decrease was primarily attributable to a net loss of $1,194,521 less than the prior period. In addition, accounts receivable increased by $871,013 and accounts payable increased by $447,038. The increase in accounts receivable is the result of the installation of two large sales of hi-rise systems at the end of the second quarter and Wilkinson and IDC completing the quarter with the highest sales months since Hi-rise's acquisition of the two companies. Accounts payable increased as a result of raw material and finished goods purchases for sales in the month of June and purchases of equipment for systems expected to be installed in the third quarter the revenues from which will be recognized at the time of installation. Net cash provided by financing activities was $1,339,997 during the six months ended June 30, 1997. This is mainly the result of cash received for the private placement, draws on the lines of credit in order to provide working capital and to fund the cash portion of the purchase price for the Wilkinson Assets. Net cash used in investing activities was $438,069 during the six months ended June 30, 1997 relating to the purchase of the Wilkinson Assets.

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

ITEM 1.     LEGAL PROCEEDINGS
                  Not applicable.

ITEM 2.     CHANGES IN SECURITIES
                  Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
                  Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A. The Annual Meeting of Shareholders (the "Meeting") of the Company was held on July 15, 1997.

         B.    Not applicable because:

                  (i) Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.

                  (ii) There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement dated June 12, 1997; and

                  (iii) All such nominees were elected.

         C.    The matters voted on at the meeting consisted of the following:
                  (i) The election of four members to the Company's Board of Directors. The name of each nominee for election and the number of shares voted for and against such nominee, as well as the number of abstentions and broker non-votes with respect to such nominee, are set forth below:


NAME                        FOR             AGAINST            ABSTAIN           NON-VOTES
------------------------------------------------------------------------------------------
Don Engel                4,717,689          41,200               -0-                 -0-
Warren Adelson           4,717,689          41,200               -0-                 -0-
Ira Merritt              4,717,689          41,200               -0-                 -0-
Joel Pashcow             4,717,689          41,200               -0-                 -0-

                  (ii) A proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of the Company's Common stock from 10,000,000 to 20,000,000 shares. 4,637,924 shares voted in favor of such proposal, 111,365 voted against and 9,600 were broker non-votes with respect to such proposal.

                  D. Not applicable.

ITEM 5.     OTHER INFORMATION
                  Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:

                  EXHIBITS          DESCRIPTION
                  --------          -----------

                    11              Statement re:  computation of per share
                                    earnings
                    27              Financial Data Schedule

         (B)   REPORTS ON FORM 8-K:

                  (i) During the six months ended June 30, 1997, the Company filed a Current Report on Form 8-K dated June 24, 1997 with respect to item 5 reporting the sale of Series B Convertible Preferred Stock by the Company to accredited investors. Filed with the Current Report on Form 8-K, were the Form of Subscription Agreement between the Company and the purchasers of the Preferred Stock, including forms of Warrant, Registration Rights Agreement and Certificate of Designation of Preferred Stock.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HI-RISE RECYCLING SYSTEMS, INC.



Date:  August 12, 1997              By:  /s/ DONALD ENGEL
                                    ----------------------------------
                                    Donald Engel, Co-Chairman of the
                                    Board and Chief Executive Officer
                                    (Principal Executive Officer)



Date:  August 12, 1997              /s/ BRADLEY HACKER
                                    -----------------------------
                                    Bradley Hacker, Controller
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT    DESCRIPTION
-------    -----------

11         Statement re: computation of per share earnings

27         Financial Data Schedule