Form 10QSB
period 1997-09-30
HI RISE RECYCLING SYSTEMS INC
filed 1997-11-12
CIK 906605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X} QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[ ]TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
   FOR THE TRANSITION PERIOD FROM _____________________ TO ____________________

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

                                    Yes   X          No _____

The number of shares outstanding of the Issuer's Common Stock, $.01 Par Value, as of November 11, 1997 was 6,468,532.

Transitional small business disclosure format:
                                    Yes___  No__X_

                         HI-RISE RECYCLING SYSTEMS, INC.
                                   FORM 10-QSB
                                      INDEX

PART 1.  FINANCIAL INFORMATION                                                  PAGE
Item     1.   Consolidated Financial Statements

              Consolidated Balance Sheets as of December 31, 1996 and
              September 30, 1997                                                  3

              Consolidated Statements of Operations for the three and
              nine months ended September 30, 1996 and 1997                       4

              Consolidated Statement of Changes in Shareholders' Equity
              for the nine months ended September 30, 1997                        5

              Consolidated Statements of Cash Flows for the nine months ended
              September 30, 1996 and 1997                                         6

              Notes to Consolidated Financial Statements                          7

Item     2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                               9

PART II.    OTHER INFORMATION

Item 1.       Legal Proceedings                                                  13

Item 2.       Changes in Securities                                              13

Item 3.       Defaults Upon Senior Securities                                    13

Item 4.       Submission of Matters to a Vote of Security Holders                13

Item 5.       Other Information                                                  13

Item 6.       Exhibits and Reports on Form 8-K                                   13

              Signatures                                                         15

                        HI-RISE RECYCLING SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1996 AND SEPTEMBER 30, 1997

                ASSETS                                              (UNAUDITED)
                                                   DECEMBER 31,    SEPTEMBER 30,
                                                      1996             1997
                                                   ------------    -------------
Current assets:
Cash and cash equivalents                           $1,711,752      $ 1,009,740
Investments                                            597,973          500,000
Accounts receivable, net of allowance
  for doubtful accounts of $147,299 and
  $120,559 in 1996 and 1997, respectively              765,024        2,970,889
Inventory                                            1,117,883        1,801,995
Other assets                                           329,738          752,248
                                                    ----------      -----------
  Total current assets                               4,522,370        7,034,872
                                                    ----------      -----------

Property and equipment, net                            757,370        1,184,543
Note receivable from related party                      33,223           33,223
Net investment in sales type leases                  3,157,812        4,313,438
Deferred acquisition costs                              62,281          123,101
Goodwill                                             1,448,237        3,029,357
                                                    ----------      -----------
  Total assets                                      $9,981,293      $15,718,534
                                                    ==========      ===========
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities            $  193,507      $   766,531
Revolving line of credit                             1,584,814        3,636,690
Current portion of long term debt                      150,000          180,000
Unearned service agreement revenue                      22,564           19,030
                                                    ----------      -----------
  Total current liabilities                          1,950,885        4,602,251
                                                    ----------      -----------
Long-term debt                                         150,000          720,000
                                                    ----------      -----------
  Total liabilities                                 $2,100,885      $ 5,322,251
                                                    ----------      -----------
Shareholders' equity:
Preferred stock, par value $.01 per share;
1,000,000 shares authorized; 100 issued and
outstanding at September 30, 1997                           --                2
Common stock, $.01 par value; 10,000,000
shares authorized; 6,231,119 and 6,468,532
shares issued and outstanding at December 31,
1996 and September 30, 1997, respectively               62,311           64,685
Additional paid-in capital                          13,776,320       16,432,179
Accumulated deficit                                 (5,958,223)      (6,100,583)
                                                    ----------      -----------
  Total shareholders' equity                         7,880,408       10,396,283
                                                    ----------      -----------
  Total liabilities and shareholders' equity        $9,981,293      $15,718,534
                                                    ==========      ===========

                        HI-RISE RECYCLING SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                  (UNAUDITED)

                                          THREE MONTHS        THREE MONTHS        NINE MONTHS         NINE MONTHS
                                            ENDED               ENDED               ENDED               ENDED
                                        SEPTEMBER 30, 1996  SEPTEMBER 30, 1997  SEPTEMBER 30, 1996  SEPTEMBER 30, 1997
                                        ------------------  ------------------  ------------------  ------------------
Revenues:
 Equipment sales                          $  824,651          $  975,973          $1,785,652           $2,919,262
 Trash chute sales                                --           1,291,380                  --            3,140,132
 Shares savings contract revenues            102,275             112,690             297,803              322,826
 Service/Parts revenue                       165,084             179,105             452,758              535,697
                                          ----------          ----------          ----------           ----------
   Total revenues                          1,092,010           2,559,148           2,536,213            6,917,917
                                          ==========          ==========          ==========           ==========
Cost and Expenses:

Cost of equipment sold, including
direct costs of service/parts                531,854           1,589,528           1,348,647            4,298,914
 Selling and marketing                       445,744             469,352           1,354,932            1,044,545
General and administrative                   527,021             391,213           1,504,185            1,491,484
Product development                            6,716              12,832              35,610               40,131
Shared savings contract expense               71,945              80,291             225,960              235,138
                                          ----------          ----------          ----------           ----------
  Total operating expenses                 1,583,280           2,543,216           4,469,334            7,110,212
                                          ----------          ----------          ----------           ----------
Operating income (loss)                     (491,270)             15,932          (1,933,121)            (192,295)
                                          ----------          ----------          ----------           ----------
Other income (expense):
 Settlement expense                           (2,203)                 --             (77,203)                  --
 Interest income                             120,466             107,229             301,522              305,295
 Interest expense                            (33,107)            (93,543)            (63,115)            (255,360)
                                          ----------          ----------          ----------           ----------
  Total other income (expense)                85,156              13,686             161,204               49,935
                                          ----------          ----------          ----------           ----------
 Net income (loss)                        $ (406,114)         $   29,618         $(1,771,917)          $ (142,360)
                                          ==========          ==========         ===========           ==========
 Net income (loss) per share              $    (0.07)         $     0.00         $     (0.40)          $    (0.02)
 Weighted average common
  shares outstanding                       6,065,553           6,315,298           5,257,735            6,309,222


    The accompanying notes are an integral part of these financial statements

                        HI-RISE RECYCLING SYSTEMS, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                                              Additional                      Total
                                          SHARES OF     PREFERRED    COMMON     PAID-IN   ACCUMULATED     SHAREHOLDERS'
                                        COMMON STOCK      STOCK       STOCK     CAPITAL     DEFICIT          EQUITY
                                        ------------    ---------    ------   ----------  -----------     -------------
Balance at December 31, 1996              6,231,119                  $62,311  $13,776,320  $(5,958,223)     7,880,408
Issuance of common stock                    237,413                    2,374      830,960                     833,334
Sale of Preferred stock
 and warrants-net                                            2                  1,824,899                   1,834,901
Net loss                                                                                      (142,360)      (142,360)
                                          ---------          -       -------  -----------  -----------      ---------
Balance at September 30, 1997             6,468,532          2        64,685   16,432,179   (6,100,583)    10,396,283
                                          =========          =       =======  ===========  ===========     ==========

   The accompanying notes are an integral part of these financial statements

                        HI-RISE RECYCLING SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                  (UNAUDITED)

                                           NINE MONTHS         NINE MONTHS
                                             ENDED               ENDED
                                        SEPTEMBER 30, 1996  SEPTEMBER 30, 1997
                                        ------------------  ------------------
OPERATING ACTIVITIES:
 Net loss                                  $(1,771,917)       $  (142,360)
 Adjustments to reconcile net loss
 to net cash used in operating
 activities:
 Depreciation and amortization
 of goodwill                                   120,000            210,923
 Changes in assets and liabilities,
 net of acquisitions:
 Accounts receivable                          (304,063)        (1,399,348)
 Inventory                                    (249,389)          (152,924)
 Deferred acquisition costs                         --           (123,101)
 Other assets                                  (15,558)          (422,510)
 Net investments in sales type leases         (784,610)        (1,155,626)
 Accounts payable and accrued liabilities      151,435            515,240
 Note receivable related party                    (377)                --
 Unearned service agreement revenue              6,084               (353)
                                           -----------        -----------
  Net cash used in operating activities     (2,848,395)        (2,670,059)
                                           -----------        -----------
INVESTING ACTIVITIES:
 Purchase of business net of cash acquired      46,982         (1,055,371)
 Maturity of investments                       238,083             97,973
 Purchase of property and equipment           (306,814)           (24,013)
                                           -----------        -----------
 Net cash provided (used) by
 investing activities                          (21,749)          (981,411)
                                           -----------        -----------
FINANCING ACTIVITIES:
 Payments under credit lines                  (321,233)        (1,750,871)
 Draws from line of credit                     150,000          3,063,217
 Payment of current portion of
 long-term debt                               (120,000)           (75,000)
 Payment of long-term debt                     (80,000)          (112,777)
 Issuance of preferred stock                                    1,824,889
 Conversion of preferred stock                      (7)
 Common stock issued to pay note payable        84,353
 Common stock purchased upon exercise of
 stock options                                  28,335
                                           -----------        -----------
  Net cash (used) provided by
  financing activities                        (258,552)         2,949,458
                                           -----------        -----------
  Net (decrease) in cash and
  cash equivalents                          (3,128,696)          (702,012)
  Cash and cash equivalents,
  beginning of period                        5,717,560          1,711,752
                                           -----------        -----------
  Cash and cash equivalents,
  end of period                              2,588,864          1,009,740
                                           -----------        -----------
 *Purchase of business, net of
 cash acquired
  Working capital, other than cash         $        --        $(1,280,921)
  Property, plant and equipment                     --           (573,618)
  Cost in excess of net assets
  acquired, net                                     --         (1,600,832)
  Revolving line of credit                          --            750,000
  Current portion of long term debt                 --            180,000
  Long term debt                                    --            720,000
  Common stock issued                               --            750,000
                                           -----------        -----------
Net cash used to acquire business          $        --        $(1,055,371)
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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3. Per share data was computed by dividing net income or net loss as adjusted by the preferred dividend by the weighted average number of shares outstanding during the period.

4. For financial reporting purposes, the Company reports revenues from sales type leases as equipment sales. Revenue from sales and sales type equipment leases is generally recognized when equipment is installed.

5. Net investment in sales type leases consists of the following at September 30, 1997:

     Minimum Lease Payments                           $ 5,358,934
     Unearned Income                                   (1,360,872)
     Estimated Residual Value on Lease Equipment          315,376
                                                       ----------
     Total                                             $4,313,438
                                                       ==========

6. In February 1997, the Company, through a newly formed wholly-owned subsidiary, pursuant to an asset purchase agreement, bought substantially all of the assets excluding real property, and assumed certain of the liabilities of Wilkinson Company, Inc. (Wilkinson), who was engaged in the sale, manufacture, distribution and installation of sheet metal fabrication products. The aggregate purchase price of approximately $2,786,000 consisted of approximately $2,486,000 in cash, subject to adjustment under certain circumstances, and 76,272 shares of the Company's common stock, $.01 par value ("Common Stock"), valued at $300,000. The Company also entered into a three year agreement with Wilkinson to lease its manufacturing facility. The Company funded the cash portion of the purchase price from proceeds under two lines of credit and a term loan from a financial institution.

7. During October 1996, a former employee of the Company filed a lawsuit against the Company alleging that the Company had defrauded and breached an employment contract with the former employee. In general, the lawsuit alleges that the Company made written and verbal representations to the former employee to become general manager and part owner of the Company's Midwest subsidiary. The former employee seeks compensatory damages of $600,000 and punitive damages for an unstated amount. The Company denies the allegations and intends to contest vigorously the claims in the lawsuit.

8. On June 25 and July 2, 1997 the Company sold a total of 200 shares of the Company's newly created Series B Convertible Preferred Stock, $.01 par value (" Preferred Stock"), and warrants to purchase an aggregate of 888,887 shares of Common Stock, in a Regulation D private placement for an aggregate purchase price of $2,000,000. The Preferred Stock is convertible, at the option of the holders thereof, into shares of the Company's Common Stock, at a conversion price of $2.25 per share. The conversion price is subject to adjustment on the occurrence of certain events such as stock dividends and recapitalizations. In addition, if the average closing bid price (the "Trading Price") of the Common Stock, as reported on the Nasdaq Small-Cap Market, during the three-month period commencing on the 270th day after the date of the initial issuance of shares of the Preferred Stock and ending on the 360th day after such date is less than 135% of the then applicable conversion price, the conversion price shall be reduced to such price as shall equal the Trading Price divided by 1.35. Upon conversion the holder is entitled to dividends at the rate of 8% per annum, accrued from the date of issuance through the date of conversion payable in Common Stock. The warrants are excercisable to purchase shares of the Company's Common Stock at an exercise price of $2.25 subject to the same adjustment. The Company realized aggregate net proceeds of $1,830,145 therefrom after deduction of offering expenses from these transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is engaged primarily in the business of marketing a proprietary automated system known as the "hi-rise system" designed to collect and separate recyclable and other solid waste in multistory buildings. As part of its strategy to (i) expand its network of independent distributors, (ii) offer a fully integrated waste disposal system for multi-story buildings and (iii) commence manufacturing the components of the Company's systems, on February 3, 1997, the Company, through its newly-formed wholly-owned subsidiary now known as Wilkinson Company, Inc. ("Wilkinson"), acquired substantially all of the assets other than real property (the "Wilkinson Assets") and assumed certain liabilities of Wilkinson Company, Inc. (the "Wilkinson Seller"). The Wilkinson Seller was engaged primarily in the sale, manufacture, distribution and installation of sheet metal fabrication products. The Company, through Wilkinson, is continuing the business of the Wilkinson Seller. Goodwill which resulted from the business combination is being amorized over twenty years. The Company's results of operations for the three and nine months ended September 30, 1997 include the results of Wilkinson from February 3, 1997, while the Company's results of operations for the three and nine months ended September 30, 1996 do not include the results of Wilkinson.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

Total revenue during the three months ended September 30, 1997 was $2,559,148, an increase of $1,467,138 compared to total revenue of $1,092,010 during the prior comparable quarter. One of the primary sources of the increase is the inclusion of three months sales for Wilkinson in this quarter in the amount of $1,291,380. In addition, revenue from equipment sales, consisting of sales of hi-rise systems and trash compaction systems, increased by $151,322 to $975,973 during the three months ended September 30, 1997, from $824,651 during the prior comparable quarter. Hi-rise system sales for the current quarter were $821,409, an increase of $292,286, compared to $529,123 for the previous comparable quarter. The increase was a result of installations during the current quarter of systems for which the Company executed sales contracts during 1995 and 1996. In 1995 and 1996, the Company's emphasis was on equipment sales in new construction buildings which resulted in increased backlog. In the case of new building sales, the period of time between the execution of a sales contract and installation of the hi-rise system typically ranges from six to twenty months. The Company does not recognize revenue until the installation of the system. As a result, the backlog balance at September 30, 1997 was $4,121,782. This amount included backlog for Wilkinson of $1,598,722. Revenue from shared savings agreements increased by $10,415 to $112,690 during the three months ended September 30, 1997, compared to $102,275 during the prior comparable quarter. Pursuant to the shared savings agreements, the Company manages the customer's solid waste disposal in order to reduce the waste hauling bill, in return for a percentage of the savings achieved by the Company. The Company had 35 shared saving agreements in effect at September 30, 1997 compared to 31 at September 30, 1996. Revenue from service and parts increased by $14,021 to $179,105 during the three months ended September 30, 1997, compared to $165,084 during the prior comparable quarter.

During the three months ended September 30, 1997, the Company had interest income of $107,229, a decrease of $13,237, compared to $120,466 during the prior comparable period.

Total operating costs and expenses during the three months ended September 30, 1997 were $2,543,216, an increase of $959,932 compared to total operating costs and expenses of $1,583,280 during the prior comparable quarter. A primary reason for the increase was the inclusion of three months cost of sales for Wilkinson in this quarter in the amount of $978,488. The other primary reason for the increase was the increase in sales of hi-rise systems and increased costs related to those sales. Cost of equipment sold increased by $1,057,674 from $531,854 during the three months ended September 30, 1996 to $1,589,528 during the current three months. As a percentage of equipment sales, trash chute sales and service and parts revenue, cost of equipment sold decreased to 56% during the three months ended September 30, 1997 from 63% during the prior comparable period. The decrease in cost of equipment sold as a percentage of revenue was primarily attributable to the increase of Hi-rise system sales in this quarter compared to the previous quarter last year. Cost of equipment sold of hi-rise systems as a percentage of revenue as compared to the cost of equipment sold of IDC compactors and trash chute sales is typically lower. Wilkinson's cost of sales in the quarter was 75% as a percentage of it's total sales. The Company anticipates that the cost of sales for Wilkinson will continue to be between 70%-75% and may result in an increase in overall cost of sales for the Company, as a percentage of its total revenue. The Company has started to consolidate manufacturing and engineering of all of the Company's products at Wilkinson's manufacturing facility in Stow, Ohio. The Company has begun configuring the facility to allocate space for new manufacturing. The Company believes that by consolidating manufacturing of its products, it will be able to reduce the costs of sales of its hi-rise and trash compaction systems. Selling and marketing expenses during the three months ended September 30, 1997 were $469,352, a increase of $23,608, compared to selling and marketing expenses of $445,744 during the prior comparable period. Selling and marketing expenses for the three months ended September 30, 1997 include approximately $40,000 of additional expenses for Wilkinson. In addition, the Company incurred additional expenses of approximately $30,000 for support of the Wilkinson dealer network in the current quarter. General and administrative expenses during the three months ended September 30, 1997 were $391,213, an decrease of $135,808 compared to general and administrative expenses of $527,021 during the prior comparable period. General and administrative expenses for the three months ended September 30, 1997 include approximately $150,000 of such expenses for Wilkinson. General and administrative expenses were reduced by reduction of employees and other miscellaneous expenses. This resulted in savings in the company of approximately $300,000 for the three months ended September 30, 1997. Interest expense increased by $60,436 to $93,543 as compared to the prior comparable period, as a result of increased borrowings under the Company's lines of credit to finance the acquisition of the Wilkinson Assets.

As a result, the Company realized net income of $29,618 during the three months ended September 30, 1997, compared to a net loss of $406,114 during the three months ended September 30, 1996.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

Total revenue during the nine months ended September 30, 1997 was $6,917,917, an increase of $4,381,704 compared to total revenue of $2,536,213 during the prior comparable period. One of the primary sources of the increase is the inclusion of eight months sales for Wilkinson in this period in the amount of $2,714,389. In addition, revenue from equipment sales, consisting of sales of hi-rise systems and trash compaction systems, increased by $1,133,610 to $2,919,262 during the nine months ended September 30, 1997, from $1,785,652 during the prior comparable period. Hi-rise system sales for the current nine months were $2,349,130, compared to $648,752 for the previous comparable period. The increase was a result of the installations during the current period of systems for which the Company executed sales contracts during 1995 and 1996. In 1995 and 1996, the Company's emphasis was on equipment sales in new construction buildings which resulted in increased backlog. In the case of new building sales, the period of time between the execution of a sales contract and installation of the hi-rise system typically ranges from six to twenty months. The Company does not recognize revenue until the installation of the system. As a result, the backlog balance at September 30, 1997 was $4,121,782. This included backlog for Wilkinson of $1,598,722. Revenue from shared savings agreements increased by $25,023 to $322,826 during the nine months ended September 30, 1997, compared to $297,803 during the prior comparable period. Pursuant to the shared savings agreements, the Company manages the customer's solid waste disposal in order to reduce the waste hauling bill, in return for a percentage of the savings achieved by the Company. The Company had 35 shared saving agreements in effect at September 30, 1997 compared to 31 at September 30, 1996. Revenue from service and parts increased by $82,939 to $535,697 during the nine months ended September 30, 1997, compared to $452,758 during the prior comparable period. This is primarily due to Wilkinson's revenues from parts in this period of $80,978.

During the nine months ended September 30, 1997, the Company had interest income of $305,295, an increase of $3,773, compared to $301,522 during the prior comparable period.

Total operating costs and expenses during the nine months ended September 30, 1997 were $7,110,222 an increase of $2,640,888 compared to total operating expenses of $4,469,334 during the prior comparable quarter. A primary reason for the increase was the inclusion of eight months cost of sales for Wilkinson in this period in the amount of $2,364,249. The other primary reason for the increase was the increase in sales of hi-rise systems and increased costs related to those sales. Cost of equipment sold increased by $2,950,277 from $1,348,647 during the nine months ended September 30, 1996 to $4,298,924 during the current nine months. As a percentage of equipment sales, trash chute sales and service and parts revenue, cost of equipment sold increased to 65% during the nine months ended September 30, 1997 from 60% during the prior comparable period. The increase in cost of equipment sold as a percentage of revenue was primarily attributable to the amount of trash chute and compactor sales as it compares to hi-rise system sales in this period compared to the prior comparable period. Cost of equipment sold of hi-rise systems as a percentage of revenues from hi-rise system sales is typically lower than the cost of equipment sold of IDC compactors and trash chute sales, as a percentage of revenue from such sales. Wilkinson's cost of sales in this period was 75.1% as a percentage of total sales. The company anticipates that cost of sales for Wilkinson will continue to be between 70%-75% and will result in an increase in overall cost of sales for the Company, as a percentage of its revenue. The Company has started to consolidate manufacturing and engineering of all of the Company's product at Wilkinson's manufacturing facility in Stow, Ohio. The Company has begun configuring the facility to allocate space for new manufacturing. The Company believes that by consolidating manufacturing of its products, it will be able to reduce the costs of sales of its hi-rise and trash compaction systems. Selling and marketing expenses during the nine months ended September 30, 1997 were $1,044,545, a decrease of $310,387, compared to selling and marketing expenses of $1,354,932 during the prior comparable period. Selling and marketing expenses for the nine months ended September 30, 1997 include approximately $50,000 of additional expenses for Wilkinson for the eight months of 1997. General and administrative expenses during the nine months ended September 30, 1997 were $1,491,484, a decrease of $12,701, compared to general and administrative expenses of $1,504,185 during the prior comparable period. General and administrative expenses for the nine months ended September 30, 1997 include approximately $300,000 of such expenses for Wilkinson. In January of 1997 the company had a reduction of employees and also a reduced other sales and administrative expenses. This reduction has resulted in savings of approximately $500,000 for the nine months ended September 30, 1997. Interest expense increased by $192,235 to $255,350 as compared to the prior comparable period, as a result of increased borrowings under the Company's lines of credit to finance the acquisition of the Wilkinson Assets.

As a result, the Company incurred a net loss of $142,360 during the nine months ended September 30, 1997, compared to a net loss of $1,771,917 during the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had working capital of $2,432,621 and cash and cash equivalents aggregating $1,009,740 compared to working capital of $2,571,485 and cash and cash equivalents of $1,711,752 at December 31, 1996.

The Company's primary sources of working capital are the net proceeds of approximately $1.8 million from the sale of Series B Preferred Stock in June and July 1997 and a $3.0 million line of credit with Ocean Bank for its lease financing arrangements.

The Company sold a total of 200 shares of the Company's newly created Series B Convertible Preferred Stock, $.01 par value (" Preferred Stock"), and warrants to purchase an aggregate of 888,887 shares of Common Stock, in a Regulation D private placement for an aggregate purchase price of $2,000,000. The Preferred Stock is convertible, at the option of the holders thereof, into shares of the Company's Common Stock, at a conversion price of $2.25 per share.

Under the Ocean Bank line of credit, the Company may borrow up to 75% of the present value of eligible leases of the hi-rise systems entered into since January 1994. The line of credit is collateralized by leases of the Company's hi-rise system, bears interest at a rate per annum equal to Citibank's prime rate plus 1% and is payable on demand. The line was increased from $2.0 million to $3.0 million on or about September 30, 1997. As of September 30, 1997, the outstanding balance under this line of credit was $2,136,699.

In order to fund the cash portion of the purchase price for the Wilkinson Assets, in February 1997, the Company obtained an $850,000 line of credit and a $900,000 five-year term loan from Ocean Bank. The line of credit and the term loan are secured by the Wilkinson Assets and bear interest at a rate per annum equal to Citibank's prime rate plus 1%. As of September 30, 1997, the outstanding balance under this line of credit was $849,101. The line of credit is due in February 1998. The term loan is payable in monthly installments of principal and interest.

Net cash used in operating activities was $2,670,060 and $2,848,395, during the nine months ended September 30, 1997 and 1996, respectively. The decrease was primarily attributable to a net loss of $1,629,557 less than the prior period. In addition, accounts receivable increased by $1,399,348 and accounts payable increased by $515,240. The increase in accounts receivable is the result of the installation of two large sales of hi-rise systems at the end of the third quarter and Wilkinson and IDC completing the quarter with the highest sales months since Hi-rise's acquisition of the two companies. Accounts payable increased as a result of raw material and finished goods purchases for sales in the month of September and purchases of equipment for systems expected to be installed in the third quarter the revenues from which will be recognized at the time of installation. Net cash provided by financing activities was $2,949,458 during the nine months ended September 30, 1997. This is mainly the result of proceeds received from the private placement and draws on the lines of credit in order to provide working capital and to fund the cash portion of the purchase price for the Wilkinson Assets. Net cash used in investing activities was $981,411 during the nine months ended September 30, 1997 relating to the purchase of the Wilkinson Assets and acquisition of Nu-Retech of Florida.

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

ITEM 1.     LEGAL PROCEEDINGS
                  Not applicable.

ITEM 2.     CHANGES IN SECURITIES
                  Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
                  Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  Not applicable

ITEM 5.     OTHER INFORMATION

                  On September 29, 1997, the Company acquired all of the outstanding capital stock of Nu-Retch of Florida Inc., a Florida Corporation ("Nu-Retech"), which had, prior to the acquisition, served as the Company's competitor in South Florida In consideration for its acquisition of the Recycltech capital stock, the Company issued an aggregate of 150,000 shares of its Common Stock, valued at $450,000, to the former shareholder of Nu-Retech of Florida.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:

                  EXHIBITS DESCRIPTION

                    11      Statement re:  computation of per share earnings
                    27      Financial Data Schedule

         (B) REPORTS ON FORM 8-K:

                   (i) During the quarter ended September 30, 1997, the Company filed a Current Report on Form 8-K dated June 24, 1997 with respect to Item 5 reporting the sale of Series B Convertible Preferred Stock and Warrants by the Company to accredited investors. Filed as exhibits to the Current Report on Form 8-K were the Form of Subscription Agreement between the Company and the purchasers of the Preferred Stock, including forms of Warrant, Registration Rights Agreement and Certificate of Designation of Preferred Stock.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         HI-RISE RECYCLING SYSTEMS, INC.





Date:  November 12, 1997                    By:  /S/ DONALD ENGEL
                                              ---------------------------
                                              Donald Engel, Co- Chairman of the
                                              Board and Chief Executive Officer
                                              (principal executive officer)



Date:  November 12, 1997                        /S/ BRADLEY HACKER
                                              ----------------------------
                                              Brad Hacker, Controller
                                              Bradley Hacker, Controller
                                              (Principal Financial and
                                              Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT   DESCRIPTION
-------   -----------
  11      Statement re:  computation of per share earnings
  27      Financial Data Schedule