Form 10KSB40
period 1997-12-31
HI RISE RECYCLING SYSTEMS INC
filed 1998-03-31
CIK 906605

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the fiscal year ended DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the transition period from _______________ to ______________

                       Commission file number 0-21946

                         HI-RISE RECYCLING SYSTEMS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                FLORIDA                                     65-0222933
  -------------------------------                      -------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)

   16255 NW 54TH AVENUE, MIAMI, FLORIDA                      33014
------------------------------------------------------------------------------
 (Address of principal executive offices)                 (Zip Code)

        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 624-9222

Securities registered under Section 12(b) of the Securities Exchange Act of 1934: NONE
Securities registered under Section 12(g) of the Securities Exchange
Act of 1934:

                          COMMON STOCK, $0.01 PAR VALUE
       ------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $10,483,576

The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 27, 1998 was $30,177,789, computed by reference to the closing bid price of the Common Stock on such date.

As of March 27, 1998, there were 9,110,276 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ]    No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     The Company is primarily engaged in manufacturing, distributing, marketing and selling solid waste handling equipment. Until February 1997, the Company was primarily engaged in distributing, marketing and selling a proprietary automated system known as the hi-rise system (the "Hi-Rise System") designed to collect source-separated recyclables and other solid waste in multi-story residential buildings. In February 1997, the Company expanded its product lines to include sheet metal fabrication products, consisting primarily of rubbish and laundry chutes. During the year ended December 31, 1997, sales of sheet metal fabrication products accounted for approximately 39% of the Company's revenues. In February 1998, the Company acquired Hesco Sales, Inc. ("Hesco"), a Florida corporation engaged in the business of manufacturing, marketing and selling solid waste handling equipment products. Hesco's product lines include waste containers and trash compaction systems. The Company anticipates that in the future Hesco's product lines will be the Company's single largest source of revenue. In addition, the Company expects that its other principal sources of revenue will be sales of rubbish and linen chutes, trash compaction systems and the Hi-Rise System and sales-types leases of the Hi-Rise System.

     The Hi-Rise System, which is marketed under the Hi-Rise Recycling System/Trademark/ name, is easily adapted to and takes advantage of the efficiency and convenience of a multi-story building's existing waste disposal chute or designed into newly constructed buildings, permitting residents to conveniently dispose of, without commingling, a variety of recyclable waste, including glass, metal, newspapers and plastic, plus garbage. By providing for source separation and collection from each floor, the Hi-Rise System eliminates the cost, inconvenience and potential health and fire hazards associated with manually transporting solid waste in elevators and stairwells to a central storage area on the ground floor or basement. The Hi-Rise System is intended to promote recycling and enable multi-story building owners and residents to efficiently source-separate and divert recyclable waste from landfills, while reducing the time, labor and hauling expenses normally associated with solid waste disposal. The Company designed the Hi-Rise System in response to perceived market opportunities arising out of increasing state and local environmental regulation mandating or encouraging recycling.

      To date, the Company has installed 153 Hi-Rise Systems, of which 63 were sold and 90 were leased or rented. In connection with sales-type leases of the Hi-Rise System, the Company has entered into shared savings agreements with building owners, pursuant to which the Company manages a building's solid waste disposal and receives a percentage of the building owner's shared savings realized as a result of reduced waste disposal costs. In 1996, the Company focused its sales efforts with respect to the Hi-Rise System on the new construction market.

     The Company's backlog has grown from approximately $1.6 million at December 31, 1995 and $3.5 million at December 31, 1996 to approximately $5.1 million at December 31, 1997.

     As part of its plan to expand its operations into new geographic markets, in February 1995, the Company acquired (the "IDC Merger") all of the outstanding capital stock of IDC Systems, Inc., a then privately-held New York corporation ("IDC Systems"). Through IDC Systems, the Company is engaged in the business of assembling, selling, installing and servicing trash compaction systems in New York, New Jersey and Connecticut. As of December 31, 1997, through IDC Systems, the Company serviced on a annual basis approximately 1,700 compaction customers, many of which are multi-story residential buildings that are potential customers for the Hi-Rise System.

     The Company was incorporated in Florida in May 1990 as Recycling Systems, Inc. and in March 1992, changed its name to Hi-Rise Recycling Systems, Inc. The Company's executive offices are located at 16255 N.W. 54th Avenue, Miami, Florida 33014, and its telephone number is (305) 624-9222. Unless otherwise indicated, all references herein to the Company include its wholly-owned subsidiaries, IDC Systems, Inc., Wilkinson Company, Inc., Dade County Recycling, Inc., Atlantic Maintenance of Miami, Inc., NuReTec of Florida, Inc.,
Recycltech Enterprises Ltd. and Hesco Sales, Inc.

RECENT EVENTS

      WILKINSON ACQUISITION. On February 3, 1997, the Company acquired (the "Wilkinson Acquisition") substantially all of the assets other than real property (the "Wilkinson Assets") and assumed certain of the liabilities of Wilkinson Company, Inc., an Ohio corporation (the "Wilkinson Seller"). The Company consummated the Wilkinson Acquisition as part of its strategy to (i) expand its network of independent distributors, (ii) offer a fully integrated waste disposal system for multi-story buildings and (iii) commence manufacturing the components of the Company's systems. The aggregate purchase price paid for the Wilkinson Assets was $2,486,827 in cash, subject to adjustment under certain circumstances, and 76,272 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), valued at $300,000. The Wilkinson Seller was engaged in the sale, manufacture, distribution and installation of sheet metal fabrication products, consisting primarily of laundry and rubbish chutes, as well as corner guards, kick and push plates, handrails and bumper rail systems. The Company, through its subsidiary Wilkinson Company, Inc. ("Wilkinson"), is continuing the business previously conducted by the Wilkinson Seller. Wilkinson has a network of approximately 65 domestic independent distributors. The Company utilizes Wilkinson's distributor network to market the Hi-Rise System as well as Wilkinson's products. In addition, as a result of the Wilkinson Acquisition, the Company is able to offer multi-story buildings a fully integrated waste disposal system consisting of the Hi-Rise System, waste disposal chute and trash compaction system. In connection with the Wilkinson Acquisition, Wilkinson entered into a lease with the Wilkinson Seller for its facility in Stow, Ohio. The Company is consolidating the manufacturing and engineering of certain of the Company's products at Wilkinson's facility in Ohio, which the Company believes will enable it to realize cost efficiencies.

     1997 PRIVATE PLACEMENT. In late June and early July 1997, the Company sold an aggregate of 200 shares of newly created Series B Convertible Preferred Stock, $.01 par value per share (the "Series B Preferred Stock"), and warrants (the "Warrants") to purchase an aggregate of 888,887 shares of the Common Stock, in a private placement to accredited investors (the "1997 Private Placement") for an aggregate purchase price of $2,000,000. The Series B Preferred Stock is convertible, at the option of the holder thereof, into Common Stock at a conversion price of $2.25. The conversion price is subject to adjustment for various events such as stock dividends and recapitalizations. In addition, if the average closing bid price (the "Trading Price") of the Common Stock, as reported on the Nasdaq Small-Cap Market, during the three-month period commencing on the 270th day after the date of the initial issuance of shares of the Series B Preferred Stock and ending on the 360th day after such date is less than 135% of the then applicable conversion price, the conversion price shall be reduced to such price as shall equal the Trading Price divided by 1.35. Upon conversion, the holder will be entitled to dividends at the rate of 8% per annum, accrued from the date of issuance through the date of conversion payable in Common Stock. The Series B Preferred Stock has no voting rights.

      The Warrants are exercisable to purchase from the Company shares of Common Stock at an exercise price of $2.25 per share. The exercise price is subject to adjustment for various events such as stock dividends and recapitalizations. In addition, if the Trading Price of the Common Stock, as reported on the Nasdaq Small-Cap Market, during the three-month period commencing on the 270th day after June 23, 1997 and ending on the 360th day after June 23, 1997 is less than 135% of the then applicable exercise price, the exercise price shall be reduced to such price as shall equal the Trading Price divided by 1.35.

      In connection with the sale of the Series B Preferred Stock and the Warrants, the Company granted the purchasers certain registration rights with respect to the shares of Common Stock issuable upon conversion of the Series B Preferred Stock and exercise of the Warrants.

     In connection with the 1997 Private Placement, the Company issued to LBC Capital Resources, the placement agent for the 1997 Private Placement, five-year warrants to purchase 93,000 shares of Common Stock at an exercise price of $3.00 per share.

     NURETEC ACQUISITION. In July 1997, the Company acquired (the "NRT Merger") all of the issued and outstanding capital stock of NuReTec of Florida, Inc. ("NRT"), through the merger of NRT into NRT Acquisition Sub, Inc., a wholly-owned subsidiary of the Company. In consideration for its acquisition of the capital stock of NRT, the Company issued an aggregate of 150,000 shares of its Common Stock, valued at $487,500, to the former sole shareholder of NRT.

      HESCO AND ATLANTIC MAINTENANCE ACQUISITION. On February 20, 1998, HS Acquisition Corp., a newly-formed wholly-owned subsidiary of the Company, merged with and into Hesco Sales, Inc., a Florida corporation ("Hesco") owned by Evelio Acosta ("Acosta"), with Hesco as the surviving corporation (the "Hesco Merger"). As a result of the Hesco Merger, Hesco became a wholly-owned subsidiary of the Company. The consideration for the Hesco Merger paid by the Company was $8,300,000 in cash (including $2,236,281 in repayment of shareholder loans). The consideration for the Hesco Merger was partially funded by the net proceeds of the 1998 Private Placement described below. Approximately $500,000 of the Hesco Merger consideration was funded from the proceeds of a $500,000 five-year term loan from Donald Engel, Chairman of the Board of Directors and Chief Executive Officer of the Company. The remaining portion of the Hesco Merger consideration was funded through the proceeds of a line of credit and a term loan from Ocean Bank, N.A. ("Ocean Bank").

     On February 20, 1998, AM Acquisition Corp., a newly-formed wholly-owned subsidiary of the Company, merged with and into Atlantic Maintenance of Miami, Inc., a Florida corporation ("Atlantic Maintenance") owned by Acosta, with Atlantic Maintenance as the surviving corporation (the "Atlantic Maintenance Merger"). As a result of the Atlantic Maintenance Merger, Atlantic Maintenance became a wholly-owned subsidiary of the Company. The consideration for the Atlantic Maintenance Merger consisted of 1,276,094 shares of Common Stock.

      Hesco has been engaged primarily in manufacturing, marketing and selling solid waste handling equipment products for the past 35 years. Hesco's product lines include waste containers, trash compaction systems, roll-off hoists, tarp systems, bailers and hoppers. In addition, Hesco recently commenced the sale of rebuilt garbage trucks. Hesco markets its products to waste haulers and various municipalities primarily in the State of Florida. The Company believes that the acquisition of Hesco will enable the Company to offer a full line of solid waste handling and disposal equipment products and expand horizontally into the waste hauler and municipal waste equipment markets.

      1998 PRIVATE PLACEMENT. On February 20, 1998, the Company sold an aggregate of 1,299,098 shares of its Common Stock for $2.70 per share in a private placement to accredited investors (the "1998 Private Placement") in which it received aggregate gross proceeds of approximately $3,507,560. After payment of fees, expenses and commissions, the net proceeds to the Company from the 1998 Private Placement were approximately $3,200,000. The purchasers were granted certain registration rights with respect to the shares purchased in the 1998 Private Placement.

      In connection with the 1998 Private Placement, the Company issued to Gilford Securities Incorporated, the placement agent for the 1998 Private Placement ("Gilford"), five-year warrants to purchase 129,910 shares of the Common Stock (the "Gilford Warrants"), which warrants are exercisable at $2.70, the sales price per share of Common Stock in the 1998 Private Placement. The Company granted to Gilford certain registration rights with respect to the shares of Common Stock issuable upon exercise of the Gilford Warrants.

MARKET OVERVIEW

      Public concern relating to the environmental impact of traditional solid waste disposal methods, such as landfilling and incineration, has increased dramatically over the past several years. Landfills involve potential groundwater contamination and other nuisances, and have become difficult and costly to site and construct. Similarly, incineration has not proven to be a viable alternative, due principally to significant capital costs, potential air pollution and controversy over site selection. In almost every community with high concentrations of multi-story buildings in the United States, available landfill space is becoming increasingly scarce. According to BIOCYCLE, an industry publication, many landfills will reach capacity over the next several years and numerous landfills are likely to close due to their inability to comply with stringent government regulation governing their operation. Although the Company believes that it is also likely that new landfills will open in the future, in many areas, waste disposal at landfills and incineration is becoming increasingly costly.

      In response to these concerns, government authorities have adopted regulations designed to alleviate various environmental and waste disposal problems resulting from traditional solid waste disposal methods. State and local legislation targeting solid waste reduction and landfill diversion generally includes recycling goals and/or tax incentives to encourage recycling. During the past decade, according to the Environmental Protection Agency,

45 states and the District of Columbia have established goals to recycle various percentages, ranging from 25% to 50%, of solid waste by specified dates, and 33 states and the District of Columbia offer recycling tax incentives.

     Various state and local legislation has been enacted requiring or encouraging separation of solid waste materials prior to final disposal as an integral part of recycling programs. In 1988, the State of Florida adopted legislation requiring each county in the state to initiate recycling and solid waste separation programs designed to reduce the volume of municipal solid waste by at least 30% by the end of 1994. Many large Florida municipalities, including those in Miami-Dade, Broward and Collier (West Coast Florida) Counties, mandate that residents separate and recycle newspaper, aluminum cans, glass and plastic bottles. The State of New York enacted legislation in 1988 requiring municipalities to adopt ordinances by 1992 mandating source separation programs. Additionally, many large cities, including New York City, Chicago and Toronto, Canada, have enacted legislation mandating source separation programs for multi-story buildings.

      Recycling involves the separation and recovery of materials, such as plastic, glass, metal and newspaper, from the solid waste stream and the reuse of such materials in the manufacture of various products. Generally, three methods are utilized to separate recyclables from garbage: source-separation, which involves separating various recyclables from one another and from garbage at the source prior to collection; commingled separation, which involves separating recyclables from garbage at the source and transporting the commingled recyclables to a materials recovery facility for separation; and commingling, which involves separating commingled recyclables and garbage at a dirty-materials recovery facility, primarily by sorting through the refuse by hand. The Company believes that source-separation results in the most cost-effective and highest rate of recovery of recyclable materials.

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

THE HI-RISE RECYCLING SYSTEM(TM)

      The Company's Hi-Rise System is easily adapted to a multi-story building's existing waste disposal chute or designed into newly constructed buildings, permitting residents to conveniently dispose of, without commingling, a variety of recyclable waste including glass, metal, newspaper and plastic, plus garbage. By using the chute for source separation and collection from each floor, the Hi-Rise System eliminates the cost, inconvenience and potential health and fire hazards associated with manually transporting solid waste in elevators and stairwells to a central storage area on the ground floor or basement. The Hi-Rise System is intended to promote recycling and enable multi-story building owners and residents to efficiently source-separate and divert recyclable waste from landfills, while reducing the time, labor and hauling expenses normally associated with solid waste disposal.

      The Hi-Rise System consists of six waste collection and storage bins, one for each recyclable and one for garbage, which rest on a carousel located at the bottom of the building's waste disposal chute, and electronic panels installed near the disposal chute's door on each floor. When activated by a resident, the control panel electronically rotates the carousel to position the selected collection bin under the disposal chute, in turn, to receive up to five categories of recyclables and garbage for storage and collection. For instance, pushing the newspaper button on the control panel positions a bin under the chute to receive recyclable newspapers, while automatically "locking out" all other chute doors to prevent other residents from disposing of a different recyclable or garbage in the collection bin. An "in use" light on the control panel on each floor notifies residents when the system is in operation. Presently, there are two models of the carousel system, the "roll-away bin" model and the bagger model. The roll-away bin model collects the garbage and recyclables in roll-away bin containers that rest on the carousel and can be rolled off the carousel when full and replaced by an empty one. The roll-away collection bins are compatible with front and rear-end load garbage trucks and side-load trucks designed to collect and transport recyclables and are easily handled by one person. For those buildings where roll-away containers are not practical, the Company has designed the bagger model. The bagger model collects the garbage and recyclables in disposable bags that are located in round collection bins that rest on the carousel. The bags can be removed from the bins to be placed at curbside for collection. This model is most useful in cities such as New York where most garbage rooms cannot accommodate bins or the transportation of the bins to ground level. Both models are equipped with an automatic garbage compactor.

      In May 1997, the Company introduced the hi-rise trisorter system (the "Hi-Rise Trisorter System"), a new alternate version of the Hi-Rise System. Of the 153 Hi-Rise Systems presently sold and installed, 21 of such systems were Hi-Rise Trisorter Systems. The Hi-Rise Trisorter System combines the Hi-Rise System floor panels with a chute extension that directs waste into one of three separate bins for garbage, paper or commingled recyclables, instead of the six section carousel. The Company developed the Hi-Rise Trisorter System, which requires less space than the original version of the Hi-Rise System, for the existing building market.

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

      During the years ended December 31, 1995, 1996 and 1997, sales and sales-type leases of Hi-Rise Systems accounted for approximately 40%, 36% and 29%, respectively, of the Company's revenues.

PRODUCTS

     HESCO PRODUCTS. Hesco products consist of its line of waste containers, including roll-off containers, front load and rear load containers and recycling containers. Waste containers are available in a number of sizes and are constructed from heavy duty steel. Certain models of the waste containers are also available in aluminum. Hesco also offers plastic molded lids with heavy duty double wall construction for front load and rear load waste containers. These lids have molded in handles for easy opening. Plastic molded lids are made of high-density polyethylene resin which is resistant to stress, cracking, chemicals and temperature extremes.

     In addition to waste containers, Hesco also sells trash compaction systems, recycling equipment such as balers and hoppers, and specialized equipment for use with waste handling trucks. Hesco's line of trash compaction systems are available in a number of models designed primarily for use in multi-story buildings and commercial establishments. Hesco offers roll-off hydraulic hoists with triple cylinder design for hoisting waste containers on and off of waste hauling trucks. Hesco also offers a fully automated hydraulic tarp mechanism designed exclusively for the roll-off hoist. For the years ended October 31, 1996 and 1997, Hesco's sales of such products were $12,182,540 and $11,962,588, respectively.

      Additionally, the Company has recently begun the sale of rebuilt garbage trucks through Hesco. The Company purchases used garbage trucks which it refurbishes and then sells to its customers.

     WILKINSON PRODUCTS. Wilkinson sells, manufactures, markets and installs sheet metal fabrication products, consisting primarily of laundry and rubbish chutes, as well as construction products such as corner guards, kick and push plates, handrails and bumper rail systems. Wilkinson also offers a line of recycling bins. Wilkinson's laundry and rubbish chutes are available with various types of doors, including a door integrated with the Hi-Rise System control panel, and are custom designed to meet a building's specifications. Construction products and recycling bins are generally available either custom designed or from stock. In addition, Wilkinson provides other sheet metal fabrication products consisting of components custom designed to its customers' specifications which are utilized by its customers in the manufacture of their products. Wilkinson also sells replacement parts for its principal products. During the year ended December 31, 1997, sales of such products accounted for approximately 43% of the Company's revenues.

     IDC SYSTEMS PRODUCTS. IDC Systems offers a line of trash compaction systems designed primarily for use in multi-story buildings. IDC Systems' line includes six principal models. During the years ended December 31, 1995, 1996 and 1997, sales of trash compaction systems accounted for approximately 25%, 14% and 11%, respectively, of the Company's revenues.

MARKETING AND SALES

      TARGET GEOGRAPHIC MARKETS. The Company's marketing efforts with respect to the Hi-Rise System are focused in geographic markets in which the Hi-Rise System is believed to have potential for significant market penetration. The Company believes that certain geographic markets are likely to achieve greater system penetration based on a number of factors, principal among which is the existence of mandatory recycling legislation with penalties for non-compliance. The Company has identified potential geographic markets by evaluating among other things, the existence of proposed legislation mandating recycling; high or increasing landfill and incinerator disposal fees which result in high monthly hauling fees to building owners; and high concentrations of mid-rise and high-rise buildings in serviceable geographic areas. Based on this evaluation, the Company is currently focusing its efforts primarily in South Florida and West Florida and metropolitan areas such as New York City and Toronto, Canada. The Company currently anticipates that it will seek to achieve significant market penetration in these and other selected geographic areas with one or more of the model's characteristics.

      The Company has expanded its operations into new geographic markets beginning in markets in which the Hi-Rise System is likely to achieve market penetration, such as Boston, Massachusetts and Washington, D.C., as well as Chicago, Illinois.

      In an effort to enter the New York City and surrounding geographic markets, in February 1995, the Company acquired IDC Systems, a company engaged in the business of assembling, selling, installing and servicing trash compaction systems in New York, New Jersey and Connecticut. Through IDC Systems, the Company currently services on an annual basis approximately 1,700 compaction customers, many of which are multi-story residential buildings that are potential customers for the Hi-Rise System. The Company is attempting to capitalize on IDC Systems' customer base and industry contacts. The Company seeks to sell its Hi-Rise Systems and continues to sell compaction systems in New York City and the surrounding geographic areas. If it is able to establish a significant market presence in New York City and other geographic areas, the Company anticipates that it will implement product rollout in contiguous areas with high concentrations of multi-story buildings. According to U.S. Census Bureau statistics, approximately 30% of the U.S. population lives in multi-story buildings, representing some 75 million people in an estimated 100,000 buildings. The Company's Hi-Rise Systems can be installed in old buildings with virtually no structural changes, and can be adapted to multi-story commercial buildings and designed into new construction. Of the 153 systems installed to date, 141 have been installed in multi-story residential buildings (including 58 in new residential construction and one in a mixed-use historic rehabilitation) and 12 have been sold to private waste hauling companies which have remarketed the system to residential building owners.

      The Company also plans, as part of its long-term objectives, to expand its operations into foreign markets, including Japan, Korea, the European Community, the Caribbean and South America.

      HI-RISE SYSTEM SALES. Historically, the Company has derived a substantial portion of its revenue from sales, leases and rentals of the Hi-Rise System. To date, 153 Hi-Rise Systems have been installed in several urban communities, including 113 systems in Florida, 24 in Toronto, Canada, 11 in New York City, 2 in the Washington, D.C. area and one each in Chicago, Illinois, the University of Wisconsin and the University of Georgia.

     MARKETING STRATEGY. The Company engages an independent sales force and independent distributors in various regions throughout the United States, for marketing the Hi-Rise System, Wilkinson's sheet metal fabrication products and IDC System's trash compaction systems to multi-story building owners, architects, building contractors and waste hauling companies. For the years ended December 31, 1995 and 1996, one of such distributors, Recycltech Enterprises Ltd., a Province of Ontario Corporation and now a wholly-owned subsidiary of the Company ("Recycltech"), accounted for approximately 5% of the Company's system sales. Although the Company will continue to sell Hi-Rise Systems through independent distributors, the Company is increasing its emphasis on sales of Hi-Rise Systems through its direct sales force. The Company is attempting to capitalize on IDC System's customer base and industry contacts. The Company seeks to sell its Hi-Rise Systems through a sales force based at IDC Systems and continues to sell compaction systems in New York City and the surrounding geographic areas. In February 1995, the Company also acquired (the "DCR Acquisition") Dade County Recycling, Inc., a Florida corporation ("DCR"), a former distributor of the Hi-Rise System in Dade County, Florida. On September 25, 1996, the Company acquired (the "Recycltech Acquisition") all of the outstanding capital stock of Recycltech, which had, prior to the acquisition, served as the Company's distributor of Hi-Rise Systems in Toronto, Canada and its immediately surrounding areas.

     The Company has a network of approximately 65 domestic and five international distributors. The Company generally has contractual arrangements with its distributors pursuant to which the distributor is granted the exclusive right to market the Company's products in the specified territory. The distributor typically is not required to meet sales quotas to maintain its relationship with the Company. Most of the Company's distributors purchase the Company's products for resale to their customers. Since the consummation of the Wilkinson Acquisition, the Company has commenced marketing the Company's IDC Systems' trash compaction systems under the "Wilkinson" name. In addition, as a result of the Wilkinson Acquisition, the Company is able to offer a fully integrated wasted disposal system for multi-story buildings consisting of the Hi-Rise System, waste disposal chute and trash compaction system. The Company believes that by utilizing its distributor network to offer a fully integrated waste disposal system, it will be able to penetrate further the new construction market.

     Hesco markets its products to waste haulers, municipalities and residential customers primarily in the State of Florida. Hesco solicits a significant portion of its sales through participation in municipal bids and is listed on the Florida Statewide Vendor List. Hesco's marketing efforts include monitoring trade journals and other industry sources for bid solicitations by various entities including government authorities and related instrumentalities, and responding to such bid solicitations. Typically, a bidder submits a proposal detailing its qualifications, the products to be provided and the cost of the products to the soliciting entity which then, based upon its evaluation of the proposals submitted, awards the order to the successful bidder. Hesco employs one sales manager and three salesmen who receive salaries and sales commissions.

LEASE PROGRAMS

      In addition to sales of Hi-Rise Systems, the Company seeks to enter into favorable long-term sales-type lease agreements with building owners providing for a fixed monthly rental, renewal options and a fair market value purchase option at the end of the lease term. The Company also seeks to enter into capital leases, for a term of seven years, with building owners providing for monthly principal and interest payments to be applied towards the cost of the Hi-Rise System. At the end of the lease, the building owner may purchase the system for nominal consideration. Of the 153 systems installed to date, 92 have been installed pursuant to lease agreements.

SHARED SAVINGS PROGRAMS

     In connection with sales, leases and rentals of Hi-Rise Systems, historically, the Company sought to enter into shared savings agreements with building owners. In general, under shared savings agreements, the Company manages a building's solid waste disposal for which the Company receives an amount equal to the building's monthly waste hauling bill prior to system installation (which amount is adjusted to reflect increases in the hauling rate). Under the terms of these agreements, the Company pays the building's current waste hauling bills and is entitled to retain between approximately 60-100% of the monthly savings realized as a result of any decrease in the building's waste hauling bill. The Company believes that by using the Hi-Rise System, a building's savings result primarily from reduced building labor costs of carrying recyclables in stairwells and elevators and additionally from a percentage of the savings as a result of reduced fees charged by a building's waste hauler due to the reduced volume of waste disposed in landfills. Waste haulers typically have short-term (three years or less) contracts based on volume, which permit building owners to save money on existing contracts or to negotiate contracts in anticipation of implementing shared savings program. During the years ended December 31, 1995, 1996 and 1997, shared savings contract revenue accounted for approximately 13%, 13% and 4%, respectively, of the Company's revenues. The Company intends to decrease its emphasis on shared savings agreement and anticipates that it will enter into these agreements on a limited basis in the future. Accordingly, revenues from shared savings agreements are expected to constitute a decreasing percentage of the Company's revenues in the future. To date, the Company has entered into 35 shared savings agreements.

MANUFACTURING AND SUPPLY

     The Company manufactures the Hi-Rise Trisorter System, its sheet metal fabrication products, including trash and linen chutes, and a majority of its trash compaction systems at its facility in Stow, Ohio. However, the Company obtains certain of its component parts, including carrousels, roll-away waste collection bins and most of the components of the electronic control panel and "controller" incorporated into the Hi-Rise System, and to a lesser extent certain components of its trash compaction systems, from third-party manufacturers. For the years ended December 31, 1995, 1996 and 1997, substantially all of the Company's carrousel requirements were purchased from one manufacturer, Accudyne Corporation. The Company currently has alternative sources for these components and believes that additional alternative sources are readily available. The Company is substantially dependent on the ability of its manufacturers, among other things, to satisfy performance and quality specifications and dedicate sufficient production capacity for components within scheduled delivery times. The Company does not maintain supply contracts with any of its manufacturers and purchases components pursuant to purchase orders placed from time to time in the ordinary course of business. Failure or delay by the Company's manufacturers in supplying necessary components to the Company would adversely affect the Company's ability to obtain and deliver products on a timely and competitive basis.

     The Company's manufacturing process consists primarily of decoiling and cutting the steel to length, forming, welding, assembly and then packaging for shipment. Quality control is performed during the welding process. The principal materials used in manufacturing are stainless steel and aluminized steel rolls. Through Wilkinson, the Company generally purchases its steel requirements pursuant to blanket-type purchase arrangements pursuant to which prices are established for a specified period. Wilkinson currently has several sources for its steel requirements and the Company believes that other sources are available.

However, failure or delay by the Company's suppliers in supplying materials for its products would adversely affect the Company's ability to obtain and deliver products on a timely and competitive basis. The Company has begun configuring the facility to allocate space for new manufacturing. Certain of the Company's existing equipment may be used for manufacturing of the Company's other products and the Company intends to purchase additional equipment for this purpose.

     The Company currently manufactures the Hesco line of produts at its 110,000 square foot facility in Miami, Florida and its 70,000 square foot facility in Okahumpka, Florida. The manufacturing process for containers consists primarily of decoiling and cutting the metal to length, forming, welding and assembly. The containers are then washed with an acid bath, painted with red oxide primer to inhibit rust and finished with two coats of high gloss finish paint. Plastic lids are molded from high density polyethylene resin at the Company's facility in Hialeah, Miami, Florida. The Company also purchases plastic lids from third party manufacturers. The Company manufactures Hesco's trash compaction systems and tarp and hoist systems at its facility in Miami, Florida utilizing components obtained from third party manufacturers. The manufacturing process consists primarily of welding, assembly and finishing.

     The principal materials used by the Company in the manufacture of Hesco's products are steel, aluminum and plastic. The Company currently has several sources for its steel, aluminum and plastic requirements and the Company believes that other sources are available. In addition, the Company obtains all of its trash compaction system components and tarp and hoist system components from third party manufacturers. The Company currently has alternative sources for these components and the Company believes that additional sources are available. Hesco does not maintain supply contracts with any of its material suppliers or component manufacturers and purchases materials and components pursuant to purchase orders placed from time to time in the ordinary course of business. Failure or delay by Hesco's suppliers or manufacturers in supplying necessary materials or components would adversely affect the Company's ability to manufacture, obtain and deliver products on a timely basis.

     The Company intends to manufacture products for its customers in the Midwest and Northeast regions at its facility in Stow, Ohio, and products, including chutes, for its customers in the Southeast region at its facilities in Miami and Okahumpka, Florida. The Company also intends to use IDC Systems' facility in New York as a distribution center for the Northeast.

     The Company engages in limited assembly operations of the Hi-Rise System at its facility in Miami, Florida. The Company's assembly operations involves the certification of each system component, assembly of the system's electronic control panels, a series of quality specification measurements, and various other physical and visual tests to certify final performance specifications. The Company's sales cycle, which in the case of direct sales, leases and rentals commences at the time a prospective customer demonstrates to the Company an interest in purchasing or leasing or renting a Hi-Rise System and ends upon completion of installation of such system, at which time the Company recognizes revenue, typically ranges from two to six months. The period from the execution of a purchase order or lease or rental agreement until delivery of system components to the Company, assembly, shipment and completion of installation of such system typically ranges from one to two months in the case of existing buildings and from six to eighteen months in the case of new building construction. In the case of sales to distributors, the Company's sales cycle commences at the time a prospective customer expresses an interest in purchasing a Hi-Rise System and ends upon shipment of the system to the distributor, at which time the Company recognizes revenue, and typically ranges from two to four months. By contrast, the Company may fill purchase orders within seven days of receipt when delivered out of inventory. These orders are primarily orders for spare parts. The Company generally fills orders shortly after receipt, except in the case of new building construction where delays in installation may occur at the building owner's request as a result of its construction schedule. At December 31, 1997, the Company had a backlog of approximately $5,100,000 relating primarily to installations of Hi-Rise Systems in new buildings and contracted compactor orders. At December 31, 1995 and 1996, the Company had a backlog of approximately $1,600,000 and $3,500,000, respectively, relating to installations of Hi-Rise Systems in new buildings and contracted compactor orders. The Company believes that its present inventory level together with readily available components and supplies is sufficient to satisfy the current backlog.

      The minimum period of time required by the Company to fill an order for its custom-designed Wilkinson products generally ranges from four to six weeks from its receipt of approved drawings. However, its sales cycle typically depends on the building's construction schedule. As a result, the sales cycle for the Company's Wilkinson products may range from six months to 18 months.

     Purchase orders for the Company's Hesco waste containers, lids, roll-off hoists and tarps are generally filled promptly from inventory. Trash compaction systems are manufactured to the customer's order. The minimum period of time required by Hesco to fill an order for a trash compaction system ranges from four to six weeks. As a result, the sales cycle for the Company's Hesco products may range from one day to two months depending on the type of product and available inventory.

CUSTOMERS

     To date, the Company has marketed the Hi-Rise System primarily to existing and newly-constructed residential buildings. Since 1995, the Company has focused on the new construction residential building market. The new construction market in South Florida was a large source of orders for the Hi-Rise System during the years ended December 31, 1995, 1996 and 1997. The Company plans to market the Hi-Rise System beyond the residential building market to owners of existing commercial buildings with waste disposal chutes and newly-constructed or renovated commercial multi-story buildings. The Company believes that other potential customers include waste recycling companies, municipal waste haulers, hospitals, universities, hotels and government buildings. The Company believes that its acquisition of IDC Systems has enhanced the Company's ability to market and sell its Hi-Rise Systems in New York City and its surrounding geographic areas and to expand its customer base.

     A substantial portion of customers for Wilkinson's products consist of architects and building contractors who specify its products in building construction. These customers generally utilize these products in construction of residential buildings, hotels and hospitals. The Company believes that the Wilkinson Acquisition has enhanced its ability to penetrate the new construction market.

     The customers for Hesco's waste containers consist principally of waste haulers and municipalities in the State of Florida. The Company markets Hesco's trash compaction systems primarily to multi-story buildings and commercial establishments. Rebuilt garbage trucks are marketed primarily to municipalities in South America and the Caribbean. Hesco typically enters into blanket sales orders with its municipal customers and certain waste haulers pursuant to which it agrees to sell its products to the customer at prices which are fixed for a specified period of time.

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

      The Company's personnel provide on-site training to building staff in the use of the Hi-Rise System. The Company provides training for both the operation and use of the hardware components of the system and execution of all applications of the software. Purchase of the system includes provision by the Company of a complete installation, operation, service and safety manual in addition to technical training which is tailored to the needs of the building management and other personnel. Education is made available to the building manager, maintenance staff and waste hauler, typically during a two to four week curriculum. In addition, prior to the installation of the Hi-Rise System in a building, the Company institutes an educational program for residents and provides educational materials, including instructional videos, to building residents in order to encourage source-separation and proper use of the system. Building management and residents are encouraged to maintain a high level of recycling and conduct on-going source-separation surveys. When the Hi-Rise System is activated by a resident, the control panel automatically "locks-out" all other chute doors to prevent other residents from disposing of a different recyclable or garbage. Nevertheless, there are no safeguards to prevent improper disposal by the resident utilizing the system. Accordingly, the success of the Hi-Rise System is dependent upon the cooperation of the building's residents. However, based on its experience, the Company believes that it is unlikely that a resident will misuse the system, inasmuch as the control panel must be activated for disposal. Moreover, a resident not inclined to participate in the building's recycling program may simply push the garbage button for disposal of all his trash. The Company currently has three employees providing training and educational services.

      In connection with Hi-Rise System sales, the Company offers a limited warranty period of six months in the case of retrofit buildings, or a one year in the case of new buildings, covering workmanship and materials, during which period the Company or its authorized service representative will make repairs and replace parts which become defective due to normal use. Pursuant to maintenance and service contracts, the Company will make repairs during business hours according to a specified period commencing upon the expiration of the warranty for a monthly fee. The Company employs five persons who are engaged in system maintenance and service (including installation), excluding nine service representatives employed by IDC Systems. These nine are trained to install and service both compactors and the Hi-Rise System. Other than buildings which have entered into lease agreements with the Company, to date, 13 buildings (containing 17 systems) have entered into service contracts with the Company. Revenues from these service contracts are not material.

      The Company also provides central station monitoring services with each Hi-Rise System. The central station monitors the Hi-Rise System's microprocessor which features a self-diagnostic capability that electronically transmits system information via telephone communication lines to a central monitoring station. When a collection bin is full or the system malfunctions, a central station operator routes calls to the nearest local representative for service or to the appropriate building personnel, as appropriate. Although service contracts typically cover normal business hours, monitoring services are available on a 24 hour, seven day a week basis. As with the Hi-Rise System, IDC Systems' trash compaction systems can be easily installed into existing buildings or new buildings. Installation normally takes one to two days and consists of installing the compaction unit in the basement or first floor of the building. IDC Systems currently has nine employees providing service and installation services.

      In connection with sales of trash compaction units, IDC Systems offers a one-year limited warranty covering workmanship and materials, during which time IDC Systems will make repairs and replace parts which become defective due to normal use. In addition, IDC Systems attempts to enter into a maintenance and service contract with the building regarding the compaction system. Pursuant to such service contracts, for a monthly fee, IDC Systems will make repairs and generally maintain the compaction system for a one year period, commencing upon the expiration of the warranty period. In the event a building determines not to enter into a maintenance and service agreement with IDC Systems regarding a compaction system, IDC Systems will service the system as requested by the building for a maintenance fee related to time and material costs of IDC Systems.

      Wilkinson performs installation services if requested by the customer. In connection with sales of sheet metal fabrication products, Wilkinson typically offers a one-year limited warranty covering workmanship and materials, during which time Wilkinson will make repairs and replace parts which become defective due to normal use.

     In connection with sales of Hesco products, Hesco typically offers a one-year limited warranty covering workmanship and materials, during which time Hesco will repair or replace products or parts which become defective due to normal use.

PRODUCT DEVELOPMENT

     The Company's product development efforts are focused on enhancing and refining the Hi-Rise System and on adapting the system to satisfy individual and industry requirements. For the years ended December 31, 1995, 1996 and 1997, product development expenditures by the Company were approximately $29,970, $48,881 and $32,467, respectively, and were expensed as incurred. The Company intends to continue to engage in ongoing system refinement and enhancement efforts, including development of a diverter model that enables the system to accommodate larger buildings with the Hi-Rise System and a separate compactor. The system also has modem capabilities to interface via telephone communication lines with waste hauling companies and other industry participants. The Company believes that the potential ability of the system to alert waste hauling and recycling companies when collection bins reach capacity will facilitate community recycling programs and improve the efficiency of recyclable solid waste collection and disposal. The Company also will seek to develop a capability to centrally monitor resident participation and to use statistical data to develop recycling programs to satisfy evolving industry trends and regulatory requirements. The bagger model was completed in 1995 and is being actively marketed by the Company. An integrated chute door system for new construction was also developed in 1995 and is being actively marketed at the present time. This technology combines the building's trash chute, trash chute door and floor panel into one piece of equipment. A patent has been applied for and is pending at this time. Currently eight customers have contracted to purchase the integrated door. In 1997, the Company introduced the Hi-Rise Trisorter System, designed primarily for the retrofit market.

COMPETITION

      The waste management industry is characterized by intense competition. The Company is aware of at least three companies that offer or are attempting to offer solid waste collection alternatives for multi-story residential buildings. There can be no assurance that other companies do not have or are not currently developing functionally equivalent products, or that functionally equivalent products will not become available in the near future. The Company is aware of a number of companies that offer trash compaction systems substantially similar to those sold by the Company through IDC Systems. Through Wilkinson, the Company competes with certain regional manufacturers of chutes and other sheet metal fabrication products. Through Hesco, the Company competes with a number of national and regional manufacturers and distributors of solid waste handling equipment, including Marathon, McClain/EZ Pack and Waste Quip. Certain of the Company's competitors are well established, have substantially greater financial, personnel, marketing and other resources than the Company and have established reputations. In addition, there are numerous companies involved in the waste management industry, including waste hauling companies and other companies engaged in waste separation, recovery and recycling, which may have the expertise and resources that would encourage them to attempt to develop and market products which would compete with the Hi-Rise System or render the system obsolete or less marketable. The Company's Hi-Rise System currently competes with other methods for separating and collecting recyclables and waste disposal. Many of the companies marketing such waste disposal services or products or with the potential to do so are well established, have substantially greater financial and other resources than the Company and have established reputations relating to product design, development, marketing and support. The Company believes that the alternatives offered by its competitors are less desirable than the Hi-Rise System because they are more expensive and may result in risks such as fire and vermin from the storage of recyclables on each floor of the building until collection and in health hazards to the building's maintenance personnel associated with floor-to-floor collection and transportation of recyclables. The Company believes that the principal competitive factors in the Company's market are cleanliness, efficacy, ease of use, labor savings, price, quality and system flexibility.

PATENTS AND PROPRIETARY INFORMATION

     The Company holds United States, Canadian and European Community patents, which cover a system of separating waste in multi-story buildings with a chute system. The Company's United States, Canadian and European Community patents expire in 2008, 2013 and 2016, respectively. Functionally equivalent waste collection and source-separation systems which may not be covered by the Company's patents may be currently in commercial distribution by the Company's competitors. The Company has applied for patents in Japan and Korea, similar or identical to its United States and Canadian patents. In 1995, the Company applied for two additional patents in the United States and anticipates that it will apply for additional patents as deemed appropriate. Through Wilkinson, the Company holds United States patents covering certain recycling bins which expire at various dates from 2009 through 2010 and has applications pending for additional patents. Through Hesco, the Company also holds a United States patent covering its hydraulic tarp mechanism, which expires in 2008. Additionally, through Atlantic Maintenance, the Company has a United States patent pending covering a compactor assembly for use with recycling bins, which if issued, would expire in 2017.

      The Company believes that patent protection is important to its business. There can be no assurance, however, as to the breadth or degree of protection which existing or future patents, if any, may afford the Company, that any unissued patent applications will result in issued patents or that patents will not be circumvented or invalidated. Although the Company believes that its patents and products do not and will not infringe patents or violate proprietary rights of others, it is possible that its existing patent rights may not be valid or that infringement of existing or future patents or proprietary rights may occur. In the event the Company's products infringe patents or proprietary rights of others, the Company may be required to modify the design of its products or obtain a license. Moreover, if one or more of the Company's products infringes patents or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which could have a material adverse effect on the Company.

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

EMPLOYEES

     At December 31, 1997, the Company employed approximately 87 persons, of which seven are in executive positions, 12 are in sales, 33 are in production, two are in marketing, 18 are in service and installation, eleven are in administration, two are in education and two are in engineering. Included in such number of employees are the following employees: 18 persons employed by IDC Systems, including one in an executive position and three in sales, two in administration and 12 in service; and 40 persons employed by Wilkinson, including four in administration, four in sales and 32 in production. At December 31, 1997, Hesco employed approximately 130 persons, including two in executive positions, five in clerical and administrative positions, four in sales positions, one plant manager and approximately 115 shop personnel. The Company believes that it will be able to retain such personnel and that its employee relations are satisfactory.

      IDC Systems is a party to a collective bargaining agreement with the Building Service Employees International Union, Local 32-E, Service Trade Division, AFL-CIO (the "IDC Union") with respect to nine of its service employees. The Company's collective bargaining agreement with the IDC Union expired on March 15, 1998 and the Company and the IDC Union are currently negotiating the terms of a new agreement. Wilkinson is a party to a collective bargaining agreement with the Building Sheet Metal Workers International Union, Local 33, (the "Wilkinson Union") with respect to nine of its service employees. The current collective bargaining agreement with the Wilkinson Union will expire on March 29, 2000. Hesco is not a party to any collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY

FACILITIES

     The Company's executive offices and assembly operations are currently located in approximately 7,500 square feet of space in Miami, Florida which is leased on a month-to-month basis at a current monthly rental of $3,410 per month, with increases based on the consumer price index. The Company intends to move its executive offices and assembly operations to Hesco's facilities in Miami, Florida on or about May 1, 1998. The Company also leases office space in New York City on a month-to-month basis at a monthly rental of $1,000.

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

      Wilkinson's executive offices, warehouse, manufacturing and assembly operations are located in approximately 50,000 square feet of leased space in Stow, Ohio. The lease provides for an initial three year term expiring February 2, 2000 at an initial rental of $13,000 per month, with increases in the second and third year based on increases in the consumer price index. Wilkinson has an option to renew the lease for an additional two years.

      Recycltech's offices are located in approximately 3,472 square feet of leased space in the City of North York, Ontario, Canada. The lease provides for a rental of $868 per month and a two year term which expires on November 30, 1998. The Company believes that Recycltech's facilities are adequate for its present needs.

     Hesco maintains its corporate headquarters and manufacturing facilities in an approximately 110,000 square foot building situated on approximately six acres of land in Miami, Florida. Prior to the Hesco Merger and the Atlantic Maintenance Merger, in January 1998, the land and building were sold by United Truck and Body Corporation, a subsidiary of Hesco, to an affiliate of Mr. Acosta for a purchase price of approximately $1.3 million. Hesco also maintains a manufacturing facility in an approximately 70,000 square foot building in Okahumpka, Florida and an approximately 3,000 square foot shop in Hialeah, Miami, Florida used for molding its plastic container lids. Rent for these facilities are $27,000 per month for the Miami facility and $1,000 per month for the Hialeah facility. The Okahumpka facility is rent free through August 1999. The leases for these Hesco facilities were entered into between Hesco and Acosta and/or affiliates of Acosta in connection with the Hesco Merger and Atlantic Maintenance Merger and are subject to unconditional guaranties between the Company and the respective landlords.

ITEM 3. LEGAL PROCEEDINGS

     As a result of operations conducted in the ordinary course of business, from time to time the Company may be, and curently is, subject to product liability and/or warranty claims and litigation. The Company believes, though no absolute assurance can be given to that effect, that the current levels of coverage provided by the Company's product liability insurance policy are adequate and that any such claims will not have a material adverse effect on the Company's financial condition or results of operations.

      On October 7,1996, Milton Payton ("Mr. Payton"), a former employee, filed a lawsuit in the Circuit Court of Cook County, Illinois County Department, Law Division against the Company claiming breach of contract and fraud and misrepresentation. In general, the lawsuit alleged that the Company made written and verbal representations to Mr. Payton to become General Manager and part owner of the Company's Midwest Subsidiary. Mr. Payton was seeking compensatory damages of $600,000 for breach of contract and $600,000 for fraud and misrepresentation. On March 2, 1998, the Company entered into a compromise agreement with Mr. Payton pursuant to which (1) the Company agreed to pay Mr. Payton $100,000, in cash and (2) Mr. Payton agreed to release all claims against the Company.

      On February 10, 1998, Edward Brown ("Mr. Brown"), an employee of the New York City Housing Authority, filed a lawsuit in the Supreme Court of the State of New York, County of Bronx, against International Dynetics Corp., Waste Technology Corp., Precision Machinery Systems Inc., the Company, IDC Systems and IDC Acquisition Sub, Inc. (collectively, the "Defendants"). Mr. Brown is claiming damages seeking damages of $2,000,000 in negligence, strict liability in tort and breach of express and implied warranties for injuries allegedly sustained by Mr. Brown on July 30, 1996 when the casters on a trash container installed by defendants in a New York Housing Authority building in the county of Bronx, City and State of New York, broke off, causing the trash container to fall unto Mr. Brown. The Company believes that such claim will not have a material adverse affect on the Company's financial condition or results of operations.

      On March 10, 1998, World Business Brokers, Inc., a Florida corporation ("World Business Brokers"), filed a lawsuit in the Circuit Court of the Eleventh Judicial Circuit for Dade County Florida against the Company. In general, the lawsuit alleges that the Company entered into an Information Agreement with World Business Brokers pursuant to which the Company agreed to pay a commission based upon industry standards to World Business Brokers in connection with the Hesco Merger and the Atlantic Maintenance Merger. World Business Brokers is seeking damages in excess of $15,000 and attorneys' fees.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock has traded in the over-the-counter market on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small-Cap Market under the symbol "HIRI" since July 22, 1993, the date of the Company's initial public offering in July 1993 (the "IPO"). The following table sets forth, for the periods indicated, the high and low closing bid quotations for the Common Stock, as reported by NASDAQ. The NASDAQ quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                 PERIOD                          HIGH               LOW
-----------------------------------------   -------------     ---------------

      Year ended December 31, 1996
               1st Quarter                     $9-1/4             $2-1/2
               2nd Quarter                      7                  3-1/2
               3rd Quarter                      6-3/8              3-5/8
               4th Quarter                      5-3/8              3-5/8

      Year ended December 31, 1997
               1st Quarter                     $4-3/16            $3
               2nd Quarter                      3-5/8              2-1/2
               3rd Quarter                      4-11/16            2-5/8
               4th Quarter                      4-3/8              2-5/16

      As of March 28, 1998, there were 101 holders of record of the Company's Common Stock. The Company believes that there are in excess of 1,000 beneficial owners of the Company's Common Stock. On March 27, 1997, the closing bid price of the Common Stock was $3.50 per share.

     In late June and early July 1997, the Company sold an aggregate of 200 shares of Series B Convertible Preferred Stock and Warrants to purchase an aggregate of 888,887 shares of the Common Stock, in a private placement to accredited investors for an aggregate purchase price of $2,000,000 pursuant to Rule 506 of Regulation D under the Securities Act. The Series B Preferred Stock is convertible, at the option of the holder thereof, into Common Stock at a conversion price of $2.25. The conversion price is subject to adjustment for various events such as stock dividends and recapitalizations. In addition, if the Trading Price of the Common Stock is less than 135% of the then applicable conversion price, the conversion price shall be reduced to such price as shall equal the Trading Price divided by 1.35. Upon conversion, the holder will be entitled to dividends at the rate of 8% per annum, accrued from the date of issuance through the date of conversion payable in Common Stock. The Series B Preferred Stock has no voting rights.

      The Warrants are exercisable to purchase from the Company shares of Common Stock at an exercise price of $2.25 per share. The exercise price is subject to adjustment for various events such as stock dividends and recapitalizations. In addition, if the Trading Price of the Common Stock, as reported on the Nasdaq Small-Cap Market, during the three-month period commencing on the 270th day after June 23, 1997 and ending on the 360th day after June 23, 1997 is less than 135% of the then applicable exercise price, the exercise price shall be reduced to such price as shall equal the Trading Price divided by 1.35.

      In connection with the sale of the Series B Preferred Stock and the Warrants, the Company granted the purchasers certain registration rights with respect to the shares of Common Stock issuable upon conversion of the Series B Preferred Stock and exercise of the Warrants.

     In connection with the DCR Acquisition, in February 1995, the Company issued 18,000 shares of Common Stock, valued at $135,000, to the former shareholders of DCR.

     In connection with the IDC Merger, since February 1995, the Company has issued 42,389 shares of Common Stock, and will issue 8,361 shares of Common Stock, valued in the aggregate at $450,000, to the former shareholders of IDC Systems.

      On June 27, 1995, the Company issued and sold to Mr. Norton Herrick, in a private placement transaction, 266,667 shares of Common Stock, and warrants to purchase an additional 250,000 shares of Common Stock at an exercise price of $9.00 per share, for aggregate net proceeds of approximately $814,000. The warrants expired unexercised on December 27, 1996.

     In connection with the Recycltech Acquisition, on September 25, 1996, the Company issued 64,243 shares of Common Stock, valued at $300,000, to the former shareholders of Recycltech.

     In connection with the Wilkinson Acquisition, on February 3, 1997, the Company issued 76,272 shares of Common Stock, valued at $300,000 to the Wilkinson Seller.

     In connection with the NRT Merger, in July 1997, the Company issued an aggregate of 150,000 shares of Common Stock, valued at $487,500, to the former sole shareholder of NRT.

     In connection with the Atlantic Maintenance Merger, on February 20, 1998, the Company issued 1,276,094 shares of Common Stock, valued at $3,500,000, to Acosta.

     On February 20, 1998, the Company issued 1,299,098 shares of Common Stock in a private placement at a price of $2.70 per share pursuant to Rule 506 of Regulation D under the Securities Act. All the net proceeds from this transaction in the amount of approximately $3,200,000 were used for the Hesco Merger.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

      The Company was incorporated in May 1990 and was engaged principally in product development until January 1991, when it installed the first Hi-Rise System on a shared savings basis. The Company only began to generate significant revenues in 1997, the first year in which the Company has been profitable.

      The Company is primarily engaged in manufacturing, distributing, marketing and selling solid waste handling equipment. Until February 1997, the Company was primarily engaged in distributing, marketing and selling the Hi-Rise System, a proprietary automated system designed to collect source-separated recyclables and other solid waste in multi-story residential buildings. In February 1997, the Company expanded its product lines to include sheet metal fabrication products, consisting primarily of rubbish and laundry chutes. During the year ended December 31, 1997, sales of sheet metal fabrication products accounted for approximately 33% of the Company's revenues. In February 1998, the Company acquired Hesco, a company engaged in the business of manufacturing, marketing and selling solid waste handling equipment products. Hesco's product lines include waste containers and trash compaction systems. The Company anticipates that in the future Hesco's product lines will be the Company's single largest source of revenue. In addition, the Company expects that its other principal sources of revenue will be sales of rubbish and linen chutes, trash compaction systems and the Hi-Rise System and sales-types leases of the Hi-Rise System.

      In July 1993, the Company consummated an underwritten IPO of 1,380,000 shares of its Common Stock for aggregate net proceeds of approximately $5,400,000. The net proceeds from the IPO have been used to acquire components for Hi-Rise Systems, to hire additional marketing and sales personnel, to make strategic acquisitions, to repay bank indebtedness, to increase marketing and direct sales programs, for refinement and enhancement of the system, for working capital and for general corporate purposes.

      During 1996, substantially all of the Company's operating revenues, other than IDC Systems revenues, were derived from leases and rentals of the Hi-Rise System and from direct sales of the Hi-Rise System to multi-story residential building owners and, to a lesser extent, from shared savings programs, maintenance and monitoring contracts. To date, the Company has entered into 33 shared savings agreements, pursuant to which the Company manages a building's solid waste disposal and receives an amount equal to the building's monthly waste hauling bill prior to system installation (which amount is adjusted to reflect increases in the hauling rate). Under the terms of these agreements, the Company pays the building's current waste hauling bills and is entitled to retain between approximately 60-100% of the monthly savings realized as a result of any decrease in the building's waste hauling bill. The balance of any such savings is passed on to the building.

     As part of its strategy to (i) expand its network of independent distributors, (ii) offer a fully integrated waste disposal system for multi-story buildings and (iii) commence manufacturing the components of the Company's systems, on February 3, 1997, the Company acquired the Wilkinson Assets. The aggregate purchase price paid for the Wilkinson Assets was $2,486,827 in cash, subject to adjustment under certain circumstances, and 76,272 shares of the Common Stock, valued at $300,000. The cash portion of the purchase price was funded from two lines of credit and a term loan from Ocean Bank. The Wilkinson Seller was engaged in the sale, manufacture, distribution and installation of sheet metal fabrication products. The Company, through its subsidiary Wilkinson, is continuing the business previously conducted by the Wilkinson Seller and is consolidating manufacturing and engineering of certain of the Company's products at its manufacturing facility in Ohio.

      The Company's results of operations for the year ended December 31, 1997 include the results of Wilkinson from February 3, 1997, while the Company's results of operations for the year ended December 31, 1996 do not include the results of Wilkinson.

RESULTS OF OPERATIONS

      COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996. Total revenue during the year ended December 31, 1997 was $10,483,576, an increase of $7,276,267, compared to total revenue of $3,207,309 during the prior year. Revenue from equipment sales, consisting of sales of Hi-Rise Systems, trash and linen chutes and other sheet metal fabrication products, and trash compaction systems, increased by $7,003,953 to $8,590,030 during the year ended December 31, 1997 from $1,586,077 during the prior year. One of the primary sources of the increase is the inclusion of eleven months of Wilkinson's equipment sales in the current year in the amount of $4,041,548. In addition, revenue from sales of Hi-Rise Systems and trash compaction systems increased by $2,876,129 to $4,462,206 during the year ended December 31, 1997, from $1,586,077 during the prior year. Hi-Rise System sales for the current twelve months were $3,264,915, compared to $972,752 for the previous year. The increase was a result of installations during the current year of systems for which the Company executed sales contracts during 1995 and 1996. In 1995 and 1996, the Company's emphasis was on equipment sales in new construction buildings which resulted in increased backlog. In the case of new building sales, the period of time between the execution of a sales contract and installation of the Hi-Rise System typically ranges from six to twenty months. The Company does not recognize revenue until the installation of the system. Revenue from shared savings agreements increased by $40,297 to $462,375 during the year ended December 31, 1997, compared to $422,078 during the prior year. Pursuant to the shared savings agreements, the Company manages the customer's solid waste disposal in order to reduce the waste hauling bill, in return for a percentage of the savings achieved by the Company. The Company had 35 shared saving agreements in effect at December 31, 1997 compared to 31 at December 31, 1996. Revenue from service and parts increased by $232,017 to $1,431,171 during the year ended December 31, 1997, compared to $1,199,154 during the prior year. This increase is primarily due to the inclusion of Wilkinson's revenues from parts in the current year of $406,059.

      During the year ended December 31, 1997, the Company had interest income of $558,718, an increase of $142,360, compared to $416,358 during the prior year.

     Total operating costs and expenses during the year ended December 31, 1997 were $10,527,486, an increase of $4,495,577 compared to total operating expenses of $6,031,909 during the prior year. A primary reason for the increase was the inclusion of eleven months cost of sales for Wilkinson in the current year in the amount of $3,293,778. The other primary reason for the increase was the increase in sales of Hi-Rise Systems and increased costs related to those sales. Cost of equipment sold increased by $3,793,983 to $5,378,144 during the current year from $1,584,161 during the prior year. As a percentage of equipment sales and service and parts revenue, cost of equipment sold decreased to 54% during the year ended December 31, 1997 from 57% during the prior year. The decrease in cost of equipment sold as a percentage of revenue was primarily attributable to the increase in Hi-Rise System sales. Cost of equipment sold of Hi-Rise Systems as a percentage of revenues from Hi-Rise System sales is typically lower than the cost of equipment sold of trash and linen chutes and trash compaction systems as a percentage of revenue from such sales. The Company has consolidated manufacturing and engineering of certain of the Company's products at its manufacturing facility in Stow, Ohio. The Company has configured the facility to allocate space for new manufacturing. The Company believes that by consolidating manufacturing of its products, it will be able to reduce the costs of sales of its Hi-Rise System and trash compaction systems. Selling and marketing expenses during the year ended December 31, 1997 were $697,747, an increase of $154,387, compared to selling and marketing expenses of $543,360 during the prior year. Selling and marketing expenses for the year ended December 31, 1997 include $144,282 of additional expenses for Wilkinson for eleven months of 1997. General and administrative expenses during the year ended December 31, 1997 were $3,767,595, an increase of $386,231, compared to general and administrative expenses of $3,381,364 during the prior year. General and administrative expenses for the year ended December 31, 1997 include $452,390 of such expenses for Wilkinson. Interest expense increased by $237,436 to $383,643, as compared to the prior year, as a result of increased borrowings under the Company's lines of credit to finance the acquisition of the Wilkinson Assets and under the Company's lease financing arrangement.

      In July 1996, the Company agreed to an out of court settlement with Mr. Jeffrey Daniels, its former president who was terminated in January 1996, and another former employee. The Company incurred settlement expenses totaling $84,702 in cash in connection with such settlements.

      In March 1998, the Company agreed to an out of court settlement with Mr. Milton Payton, a former employee. The Company incurred settlement expenses totaling $100,000 in cash in connection with such settlement for the year ended December 31, 1997.

      As a result, the Company realized net income of $20,165 during the year ended December 31, 1997, compared to a net loss of $2,639,151 during the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1997, the Company had working capital of $4,488,494 and cash and cash equivalents aggregating $1,134,131 compared to working capital of $2,571,485 and cash and cash equivalents of $1,711,752 at December 31, 1996.

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

     In late June 1997 and early July 1997, the Company sold a total of 200 shares of the Company's newly created Series B Convertible Preferred Stock, $.01 par value (" Preferred Stock"), and warrants to purchase an aggregate of 888,887 shares of Common Stock, in a Regulation D private placement for an aggregate purchase price of $2,000,000. The Preferred Stock is convertible, at the option of the holders thereof, into shares of the Company's Common Stock, at a conversion price of $2.25 per share, subject to adjustments under certain circumstances.

      The Company has a line of credit with Ocean Bank under which the Company may borrow up to 75% of the present value of eligible leases of the Hi-Rise Systems entered into since January 1994. The line of credit is collateralized by leases of the Company's Hi-Rise System, bears interest at a rate per annum equal to Citibank's prime rate plus 1.5% and is payable on demand. The line was increased from $2.0 million to $3.0 million on or about September 30, 1997. As of September 30, 1997, the outstanding balance under this line of credit was $2,891,996.

     The Company has entered into a lease financing arrangement with Western Finance and Lease, Inc., formerly known as First Sierra, Inc. ("Western Finance"), pursuant to which Western Finance has agreed to purchase, from time to time, eligible leases of Hi-Rise Systems from the Company for a purchase price equal to the discounted present value of the leases purchased. In the evennt that a lessee defaults under a lease purchsed by Western Finance, Western Finance has the right to require the Company to repurchase 25% of the lease obligations. At December 31, 1997, the Company's contingent repurchase obligations under this arrangement equaled $185,015.

      In order to fund the cash portion of the purchase price for the Wilkinson Assets, in February 1997, the Company obtained an $850,000 line of credit and a $900,000 five-year term loan from Ocean Bank. The line of credit and the term loan are secured by the Wilkinson Assets and bear interest at a rate per annum equal to Citibank's prime rate plus 1%. As of December 31, 1997, the outstanding balance under this line of credit was $815,189. The line of credit is due in February 1999. The term loan is payable in monthly installments of principal and interest through February 2002.

     In order to fund part of the cash portion of the purchase price for the Hesco Merger, in February 1998, the Company obtained a $3,000,000 line of credit and a $3,000,000 term loan from Ocean Bank. The term loan was obtained on December 31, 1997. The line of credit and the term loan are secured by Hesco's accounts receivable, inventory and fixed assets and bear interest at a rate per annum equal to Citibank's prime rate plus 1%. The line of credit is due in February 1999. The term loan is payable in 100 monthly installments of principal and interest through April 2006. Approximately $500,000 of the cash portion of the purchase price for the Hesco Merger was funded from the proceeds of a $500,000 five-year term loan, at an annual interest rate of 10%, from Donald Engel, the Chairman of the Board of Directors and the Chief Executive Officer of the Company. The remaining portion of the purchase price was funded from the proceeds of the 1998 Private Placement.

     Net cash used in operating activities was $2,864,052 and $3,940,726, during the years ended December 31, 1997 and 1996, respectively. The decrease was primarily attributable to the change from a net loss to net income. In addition, accounts receivable increased by $1,327,665 from the previous year and accounts payable and accrued liabilities increased by $893,076. The increase in accounts receivable is the result of the installation of four Hi-Rise Systems at the end of the current year, sales by Wilkinson and increased sales by IDC Systems. Accounts payable and accrued liabilities increased as a result of raw material and finished goods purchases for sales in the month of December and purchases of equipment for systems expected to be installed in the first quarter the revenues from which will be recognized at the time of installation. Net cash provided by financing activities was $249,742 and $5,968,456 during the years ended December 31, 1996 and 1997, respectively. This is mainly the result of proceeds received from the 1997 Private Placement and draws under the lines of credit in order to provide working capital and to fund the cash portion of the purchase price for the Wilkinson Assets. Net cash used in investing activities was $314,824 during the year ended December 31, 1996. Net cash used in investing activities was 3,682,025 during the year ended December 31, 1997, relating to the purchase of the Wilkinson Assets, acquisition of NRT and the proceeds of the term loan from Ocean Bank.

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

     The Company anticipated, based on currently proposed plans and assumtions relating to operations (including the anticipated costs associated with, and timetable for, its proposed expansion), that cash flow from operations and funds available under the Company's existing credit facilities will be sufficient to satisfy the Company's contemplated cash requirements for at least 12 months. In the event that the Company's plans change, its assumptions to change or prove to be inaccurate or if its existing capital and cash flow otherwise prove to be insufficient (due to unanticipated expenses, delays, problems, difficulties or otherwise), the Company could be required to seek additional financing or may be required to curtail its expansion or other activities. In the event that the Company requires additional financing, the Company may seek to raise capital through the sale of its equity securities, including at prices which represen significang discounts from the market price of the Common Stock.

CHANGES IN ACCOUNTING STANDARDS

     During fiscal 1997, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share ("EPS")" ("SFAS No. 128"). SFAS No. 128 specifies new standards designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Implementation of SFAS No. 128, which included the restatement of historical per share data, had no impact on the reported earnings per share for 1996 in the Company's consolidated financial statements.

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gain and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

      In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 requires a public business enterprise report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

     Management is currently evaluating the requirements of SFAS 130 and SFAS 131 to determine whether additional disclosure is required.

YEAR 2000

     The Company is currently in the process of evaluating its computer software and databases to determine whether or not modifications will be required to prevent problems related to the year 2000. There problems could cause malfunctions in certain software and databases with respect to dates on or after January 1, 2000, unless corrected. At this time, the Company has not yet determined the cost of evaluating its computer software or databases or of making any modifications required to correct any Year 2000 problems.

     The Year 2000 issue may also effect the systems and applications of the Company's customers or suppliers. The Company has initiated formal communications with a number of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company will continue similar communication with major customers, and the balance of its major suppliers, during 1998 to receive appropriate warranties and assurances that those parties are, or will be, Year 2000 compliant. Although the Company currently does not anticipate any material impact on its operations as a result of Year 2000 issues of its customers or suppliers, at this stage of its review, no assurance can be given that the failure by one or more of its major suppliers or customers to become Year 2000 compliant will not have a material adverse impact on its operations.

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

      The foregoing Management's Discussion and Analysis or Plan of Operation contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for the Company's products; and the effect of general economic conditions generally and factors affecting the waste hauling and construction industries. These statements by their nature involve substantial risks and uncertainties and actual events or results may differ as a result of these and other factors.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

      The executive officers and directors of the Company are as follows:

               NAME                  AGE                 POSITION
--------------------------------     ---   ----------------------------------

Donald Engel....................      64   Chairman of the Board of Directors
                                           and Chief Executive Officer

J. Gary McAlpin.................      45   Chief Operating Officer

Bradley Hacker..................      38   Chief Financial Officer

Michael Bracken.................      39   Executive Vice President of New
                                           Construction

William J. Stone................      51   Executive Vice President of Sales

Seymour Oestreicher.............      72   Vice President - Distribution
                                           Development

Warren Adelson..................      55   Director

Ira S. Merritt..................      59   Director

Joel M. Pashcow.................      53   Director

DONALD ENGEL has been Chief Executive Officer of the Company since March 1996 and Chairman of the Board since May 1997. From March 1996 to May 1997, Mr. Engel served as Co-Chairman of the Board. Prior to joining the Company, Mr. Engel was a private investor. From June 1991 to June 1993, Mr. Engel served as a consultant to Bear Stearns & Co., Inc. From March 1985 to June 1991, Mr. Engel served as a consultant to Drexel Burnham Lambert where he had been managing director since 1978. Mr. Engel has served as a director of multi-national companies such as Revlon Group, Inc., Triangle Industries, Inc., and Uniroyal Chemical, Inc.

J. GARY MCALPIN has been Chief Operating Officer of the Company since March 1997. Mr. McAlpin joined the Company in October 1996 as a Vice President. From January 1996 to October 1996, he served as a construction/project manager of Birwelco-Montenay, a power generator. For the prior eight years, he served as Vice President and General Manager of IDAB Incorporated, a materials handling company.

BRADLEY HACKER has been Chief Financial Officer of the Company since July 1997. Mr. Hacker joined the Company in July 1993 as controller. For the prior seven years, Mr. Hacker was employed by various divisions of Campbell Taggert, a subsidiary of Anheuser-Busch.

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

WILLIAM J. STONE has been Executive Vice President of Sales since May 1997. Since 1990, Mr. Stone has founded a number of companies engaged in various aspects of waste handling in high-rise buildings in South Florida. Prior to 1990, he was engaged in real estate development in Texas, Toronto and Florida.

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

JOEL M. PASHCOW has been a director of the Company since March 1996. Mr. Pashcow is now the Chairman of the Executive Committee of the Board of Trustees of Ramco-Gershenson Property Trust (NYSE) and Chairman and President of Atlantic Realty Trust. Mr. Pashcow served as the Chairman of the Board of Directors of RPS Realty Trust, a New York Stock Exchange commercial property REIT, from February 1988 to April 1996. Mr. Pashcow has served as a member of the Board of Governors of the Real Estate Securities and Syndication Institute and as a director and member of the executive committee of the National Realty Committee.

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

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written or oral representations that no other reports were required for such persons, during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with.

ELECTION OF DIRECTORS AND EXECUTIVE OFFICERS

      The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. The Company's directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

     In connection with the Company's IPO in July 1993, the Company agreed with Whale Securities Co., L. P., who acted as the underwriter (the "Underwriter"), for a period of five years, to nominate and use its best efforts to elect a designee of the Underwriter as a director of the Company. To date, the Underwriter has not exercised this right.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth, for the fiscal years ended December 31, 1995, 1996 and 1997, the aggregate compensation awarded to, earned by or paid to Donald Engel, who has been Chief Executive Officer of the Company since March 1996, and Michael Bracken, Vice President of New Construction Sales (together, the "Named Executive Officers"). No other executive officer of the Company had aggregate compensation exceeding $100,000 during the year ended December 31, 1997. The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts during such fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                  ANNUAL         LONG-TERM
                                               COMPENSATION     COMPENSATION
    NAME AND PRINCIPAL POSITION       YEAR        SALARY         OPTIONS(#)
    ---------------------------       ----     ------------     ------------
Donald Engel                          1995      $  -               -
  Chairman of the Board and Chief     1996       138,750         500,000(2)
  Executive Officer(1)                1997       180,000         200,000(2)

Michael Bracken                       1995       $90,000          24,000(3)
  Vice President-New Construction     1996        95,041          34,000(3)
  Sales                               1997       114,908          22,000(4)

(1) Mr. Engel has served as the Chief Executive Officer since March 1996, served as Co-Chairman of the Board from March 1996 to May 1997 and has served Chairman of the Board since May 1997
(2) Represents options granted under the Company's 1996 Stock Option Plan to purchase 500,000 shares of Common Stock at an exercise price of $4.00 per share and 200,000 at an exercise price of $3.25 per share.
(3) Represents options granted under the Company's 1993 Stock Option Plan to purchase 24,000 shares of Common Stock at an exercise price of $4.75 and 34,000 shares of Common Stock at an exercise price of $4.125.
(4) Represents options granted under the Company's 1996 Stock Option Plan to purchase 22,000 shares of Common Stock at an exercise price of $2.73.

OPTION GRANT TABLE

      The following table sets forth certain information concerning grants of stock options made during the fiscal year ended December 31, 1997 to the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                       NUMBER OF      PERCENT OF
                       SECURITIES   TOTAL OPTIONS
                       UNDERLYING     GRANTED TO     EXERCISE
                        OPTIONS      EMPLOYEES IN    PRICE PER     EXPIRATION
         NAME           GRANTED      FISCAL YEAR       SHARE          DATE
         ----          ----------   -------------    ---------     ----------
  Donald Engel......    200,000         52.6%          $2.97       7/24/2007

  Michael Bracken...     22,000          5.5%           2.72      12/31/2007

FISCAL YEAR-END OPTION VALUE TABLE

      The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of December 31, 1997. No stock options were exercised by the Named Executive Officers during the year ended December 31, 1997. No stock appreciation rights have been granted or are outstanding.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                     NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                    UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS AT
                        SHARES                       OPTIONS AT FY-END (#)            FY-END($)
                     ACQUIRED ON      VALUE      --------------------------  --------------------------
     NAME            EXERCISE(#)   REALIZED($)   EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
     ----            -----------   -----------   -----------  -------------  -----------  -------------
Donald Engel.....         -             -          700,000          -             -(1)          -(1)

Michael Bracken..         -             -           72,400        27,600          -(1)          -(1)

-----------------------------
(1) The closing bid price for the Company's Common Stock as reported on NASDAQ on December 31, 1997 was $2.3125. Value is zero as the exercise prices for all options are greater than the closing bid price at December 30, 1997.

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

EMPLOYMENT AGREEMENTS

      The Company has entered into an employment agreement with Donald Engel, effective as of March 25, 1996, which provides for the employment of Mr. Engel as Chairman of the Board and Chief Executive Officer of the Company. Such employment agreement provides for an annual base salary of $180,000 subject to annual increases in accordance with the Consumer Price Index. The employment agreement requires Mr. Engel to devote his full time, energies and efforts to the affairs of the Company. Mr. Engel has agreed that during the term of his employment agreement and for a period of five years thereafter, he will not compete or engage in a business competitive with any recycling or solid-waste disposal business in which the Company or its subsidiaries or affiliates then engages and which operates within any state in which the Company conducts business. The employment agreement provides that Mr. Engel or the Company may terminate such agreement upon ten days notice. Upon the termination of the employment agreement, Mr. Engel will be entitled to receive any unpaid salary and accrued bonus through the date of termination.

     The Company has entered into a three-year employment and consulting agreement with Mark D. Shantzis, effective as of March 25, 1996, which provides for the employment of Mr. Shantzis as Co-Chairman of the Board and President of the Company or Consultant to the Company. Mr Shantzis resigned as Co-Chairman of the Board in May 1997 but continues to serve as a Consultant. The initial term of the employment and consulting agreement will be automatically extended for successive one year terms unless either party gives notice of its intent not to extend the term at least six months prior to its expiration date (three months in the case of any extension period after the initial term). Such agreement provides for an annual base salary of $180,000 subject to annual increases in accordance with the Consumer Price Index. Mr. Shantzis has agreed that during the term of his employment and consulting agreement and for a period of one year thereafter, he will not consult, compete or engage in or own in excess of 5% of any entity which engages in the business of providing mechanical multi-story recycling and which operates within any state in which the Company conducts business. The employment and consulting agreement provides that Mr. Shantzis or the Company may terminate such agreement upon 30 days notice. Upon the termination of Mr. Shantzis' employment and/or consulting relationship with the Company, Mr. Shantzis will be entitled to receive any unpaid salary and bonus accrued through the date of termination and a lump sum severance payment in the amount of the base salary that would have been paid by the Company to Mr. Shantzis through the scheduled end of the employment and consulting agreement.

     The Company has entered into a five-year employment agreement with each of
J. Gary McAlpin (the "McAlpin Employment Agreement") and Bradley Hacker (the "Hacker Employment Agreement"), effective as of March 10, 1998, which employment agreements provide for the employment of Mr. McAlpin as Chief Operating Officer and Mr. Hacker as Chief Financial Officer. The initial term of the McAlpin Employment Agreement and the Hacker Employment Agreement will be automatically extended for a five-year term upon a change of control of the Company, and for successive one-year terms unless either party gives notice of its intent not to extend the term at least six months prior to its expiration date (three months in the case of any extension period after the initial term). The McAlpin Employment Agreement provides for an annual base salary of $120,000 subject to annual increases in accordance with the Consumer Price Index and an annual incentive bonus of not less than $50,000 and the Hacker Employment Agreement provides for an annual base salary of $85,000 subject to annual increases in accordance with the Consumer Price Index and an annual incentive bonus of not less than $25,000 . Pursuant to their respective employment agreements, Mr. McAlpin and Mr. Hacker have each agreed that during the term of his employment agreement and for a period of one year thereafter, he will not consult, compete or engage in or own in excess of 5% of any entity which engages in the business of providing mechanical multi-story recycling and which operates within any state in which the Company conducts business. Upon the termination of Mr. McAlpin's or Mr. Hacker's employment with the Company due to the non-renewal by the Company of either the McAlpin Employment Agreement or the Hacker Employment Agreement, the terminated executive will be entitled to receive any unpaid salary and bonus accrued through the date of termination plus one-year's base salary. Upon the termination of Mr. McAlpin's or Mr. Hacker's employment with the Company by the Company for cause or by the executive without cause, the terminated executive will be entitled to receive any unpaid salary and bonus accrued through the date of termination. Upon the termination of Mr. McAlpin's or Mr. Hacker's employment with the Company by the Company without cause, the terminated executive will be entitled to receive any unpaid salary accrued through the date of termination, any bonus that would have been payable to the executive for the fiscal year and a lump sum severance payment in the amount of the base salary, benefits that would have been paid by the Company to such executive through the scheduled end of the employment agreement plus one-year's base salary.

      In connection with the Hesco Merger and the Atlantic Maintenance Merger, Hesco has entered into a five-year employment agreement with Acosta, effective as of February 20, 1998, which provides for the employment of Acosta by Hesco. Such agreement provides for an annual base salary of $75,000 subject to annual increases in accordance with the Consumer Price Index. Acosta has agreed that during the term of his employment and consulting agreement and for a period of two years thereafter, he will not consult, compete or engage in or own in excess of 1% of any business of the type and character engaged in and competitive with the business of the Company. The employment and consulting agreement provides that Acosta or Hesco may terminate such agreement upon 60 days notice. Upon the termination of Acosta's employment with Hesco by Hesco without cause, Acosta will be entitled to receive any unpaid salary and bonus accrued through the date of termination and a lump sum severance payment in the amount of the base salary that would have been paid by Hesco to Acosta through the scheduled end of the employment and consulting agreement

STOCK OPTION PLANS

     In July 1993, the Company adopted the 1993 Stock Option Plan (the "1993 Stock Option Plan") pursuant to which 350,000 shares of Common Stock were reserved for issuance to officers and other key employees and to certain other persons who are employed or engaged by the Company. In 1995, the number of shares of Common Stock reserved for issuance under the 1993 Stock Option Plan was increased by 150,000 shares to 500,000 shares. Under the 1993 Stock Option Plan, options are designated as "incentive stock options" or "non-qualified options" within the meaning of the Internal Revenue Code of 1986, as amended. The purpose of the 1993 Stock Option Plan is to encourage stock ownership by persons instrumental to the success of the Company, in order to give them a greater personal interest in the Company's business. Generally, the exercise price of any stock option granted to an eligible employee may not be less than 100% of the fair market value of the shares underlying such option on the date of the grant, unless such employee owns more than 10% of the outstanding Common Stock, in which case the exercise price of any incentive stock may not be less than 110% of such fair market value. Generally the term of each option and the manner in which it may be exercised is determined by the Board of Directors, provided, that no option may be exercisable more than ten years after the date of grant and, in the case of an incentive stock option to an eligible employee owning more than 10% of the outstanding Common Stock, no more than five years. Payment for shares purchased upon exercise of any option may be in cash or in shares of the Company's Common Stock. Options are not transferable, except upon the death of an optionee. In general, the unexercised portion of an option granted to an employee under the 1993 Stock Option Plan shall automatically and without notice terminate and become null and void at the time of the earliest to occur of: (i) three months after the date on which the employee's employment is terminated for any reason other than for Cause (as defined in the 1993 Stock Option Plan), mental or physical disability or death; (ii) immediately upon the termination of the employee's employment for Cause; (iii) one year after the date on which the employee's employment is terminated by reason of the employee's mental or physical disability or (iv)(A) one year after the date of termination of the employee's employment by reason of the death of the employee or (B) three months after the date of the employee's death if such death occurs during the one year period following the employee's termination as a result of mental or physical disability. As of December 31, 1997, 496,106 options have been granted and are outstanding under the Company's Stock Option Plan at an average price of $4.87 per share.

      In July 1993, the Company also adopted the Directors Stock Option Plan pursuant to which 50,000 shares of Common Stock have been reserved for issuance. Only non-employee directors are eligible to receive options under the Directors Stock Option Plan. The Directors Stock Option Plan provides for an automatic grant of an option to purchase 5,000 shares of Common Stock upon a person's election as a director of the Company and an automatic grant of 2,500 shares of Common Stock upon such person's re-election as a director of the Company. The Company has granted to Warren Adelson options to purchase 5,000 shares of Common Stock under the Directors Stock Option Plan at an exercise price equal to $5.00 per share, options to purchase 2,500 shares of Common Stock at an exercise price equal to $6.06 per share and options to purchase 2,500 shares of Common Stock at an exercise price of $8.25 per share. In addition, in March 1996, the Company granted to each of Messrs. Merritt and Pashcow options under the Directors Stock Option Plan to purchase 2,500 shares of Common Stock at an exercise price of $3.75 per share. In 1996, the Board of Directors terminated the Directors Stock Option Plan.

      In 1996, the Board of Directors and the shareholders of the Company adopted the Company's 1996 Stock Option Plan (the "1996 Stock Option Plan") pursuant to which 1,000,000 shares of Common Stock are reserved for issuance to officers and other key employees and to certain other persons who are employed or engaged by the Company. The purpose of the 1996 Stock Option Plan is to encourage stock ownership by persons instrumental to the success of the Company, in order to give them a greater personal interest in the Company's business. The terms and provisions of the 1996 Stock Option Plan are substantially similar to those of the 1993 Stock Option Plan. In connection with the adoption of the 1996 Stock Option Plan, the Company's Compensation Committee granted to Donald Engel, the Company's Co-Chairman of the Board and Chief Executive Officer, subject to shareholder approval of the 1996 Stock Option Plan, options to purchase 500,000 shares of Common Stock at $4.00 per share. Such options are to vest over a five-year period with vesting to accelerate in the event that the price of the Common Stock increases to $6.00 per share. As of December 31, 1997, 912,500 options have been granted and are outstanding under the Company's Stock Option Plan at an average price of $3.53 per share.

     In addition, in March 1996, the Board of Directors adopted, subject to shareholder approval which has been obtained, the New Directors Plan pursuant to which 150,000 shares of Common Stock are reserved for issuance. Only non-employee directors are eligible to receive options under the New Directors Plan. The New Directors Plan provides for an automatic grant of an option to purchase 20,000 shares of Common Stock upon a person's election as a director of the Company and an automatic grant of 1,000 shares of Common Stock upon such person's re-election as a director of the Company. The Company has granted to each of Messrs. Pashcow and Merritt options to purchase 21,500 shares of Common Stock under the New Directors Plan at an exercise price of $4.00 per share and to Mr. Adelson options to purchase 1,000 shares of Common Stock under the New Directors Plan at an exercise price of $4.00 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information, as of March 25, 1998, with respect to the beneficial ownership of shares of the Company's Common Stock by
(i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) the Named Executive Officers, (iii) each director of the Company and (iv) all directors and executive officers of the Company as a group:

                                            AMOUNT AND
                                              NATURE         PERCENTAGE OF
           NAME AND ADDRESS OF            OF BENEFICIAL    OUTSTANDING SHARES
           BENEFICIAL OWNER(1)             OWNERSHIP(2)          OWNED
           -------------------            -------------    ------------------
Donald Engel .........................      750,000(3)             7.6%

Evelio Acosta  .......................    1,276,094(4)            14.0%

Warren Adelson .......................      790,012(5)             8.0%

Ira S. Merritt........................       24,500(6)                *

Joel M. Pashcow.......................       23,500(7)                *

All directors and executive officers as
  a group (8 persons).................    1,714,112(8)            16.7%

-----------------------------

 *   Less than 1%.

(1) Unless otherwise indicated, the address of each of the beneficial owners identified above is 16255 N. W. 54th Avenue, Miami, Florida 33014.
(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
(3) Includes 700,000 shares of Common Stock issuable upon the exercise of options granted under the 1996 Stock Option Plan.
(4) Includes 1,276,094 shares of Common Stock issued in connection with the Atlantic Maintenance Merger.
(5) Includes 16,000 shares of Common Stock issuable upon the exercise of presently exercisable options and 250,000 shares of Common Stock issuable upon the exercise of warrants, which warrants are currently exercisable.
(6) Includes 23,500 shares of Common Stock issuable upon the exercise of options granted under the New Directors Plan.
(7) Consists of 23,500 shares of Common Stock issuable upon the exercise of options granted under the New Directors Plan.
(8) Includes (i) 23,357 shares of Common Stock which were issued to Harriet Oestreicher, Seymour Oestreicher's wife, in connection with the Company's acquisition of IDC Systems, (ii) 5,000 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock held by Seymour Oestreicher, (iii) 27,600 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock held by Michael Bracken, (iv) 60,600 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock held by Gary McAlpin and (v) 32,000 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock held by Bradley Hacker. Does not include 5,295 shares of

     Common Stock issuable to Mrs. Oestreicher in two equal annual installments commencing in February 1996. See notes (2) through (7) above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the years ended December 31, 1997 and 1996, product development expenses of $0, and $7,666, respectively, were paid to Tekmar Inc. ("Tekmar"), a company owned by the wife of Byron M. Blank, a Vice-President of the Company. At December 31, 1997 and 1996, the Company had a note receivable from Tekmar in the amount of $33,223. The note bears interest at 5.5% and is due 180 days after demand for repayment by the Company. As of the date hereof, the Company has not demanded repayment of such note and does not anticipate that it will demand repayment in the foreseeable future.

     In February 1995, the Company, through its newly-formed wholly-owned subsidiary IDC Acquisition Sub, Inc., acquired all of the outstanding capital stock of IDC Systems, a New York corporation organized in November 1987 of which Harriet Oestreicher owned 47.5% of the outstanding capital stock. Mrs. Oestreicher is the wife of Seymour Oestreicher, the Company's Vice President - Distribution Development. Pursuant to the acquisition, the Company agreed to pay $500,000 in cash, of which $433,334 has been paid and $67,666 is payable in one final annual installment, with interest at the rate of 5.5% per annum, in February of 1997 and 1998. In connection with the acquisition, the Company issued 26,667 shares of Common Stock to the former shareholders of IDC Systems and agreed to issue additional shares of Common Stock in three equal amounts annually, commencing in February 1996. In April 1996 and 1997, an aggregate of 16,722 additional shares of Common Stock were issued to the former shareholders of IDC Systems, of which Harriet Oestreicher received 10,590 shares.

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

     In March 1996, the Company entered into an employment agreement with Donald Engel, the Company's Chairman of the Board and Chief Executive Officer, and an employment and consulting agreement with Mark D. Shantzis, the Company's then Co-Chairman of the Board. On March 10, 1998, the Company entered into an employment agreement with each of J. Gary McAlpin, the Chief Operating Officer of the Company, and Bradley Hacker, the Chief Financial Officer of the Company. See Part III, Item 10 "Executive Compensation" above for a description of these agreements.

      In connection with the Hesco Merger and the Atlantic Maintenance Merger, Hesco entered into, and the Company entered into unconditional guaranty relating to, a lease with the Acosta Family Limited Partnership, an affiliate of Acosta, for Hesco's corporate headquarters and manufacturing facilities in an approximately 110,000 square foot building situated in Miami, Florida at a monthly rent of approximately $27,000 per month. Prior to the Hesco Merger and the Atlantic Maintenance Merger, in January 1998, the land and building were sold by United Truck and Body Corporation, a subsidiary of Hesco, to the Acosta Family Limited Partnership for a purchase price of approximately $1.3 million. Also in connection with the Hesco Merger and the Atlantic Maintenance Merger, Hesco entered into, and the Company entered into unconditional guaranty relating to, a lease with Acosta and Gladys Acosta for an approximately 3,000 square foot shop in Hialeah, Miami, Florida, at a monthly rent of approximately $1,000 per month.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

      (a)   Exhibits

 EXHIBITS                              DESCRIPTION
    3.1     Company's Amended and Restated Articles of Incorporation. (1)

    3.2     Company's Bylaws. (1)

    4.1     Form of Common Stock Certificate. (1)

    4.2     Form of Underwriter's Warrant. (1)

   10.1     Stock Option Plan. (1)(2)

   10.2     Directors Stock Option Plan. (1)(2)

   10.3 Form of Employment Agreement between the Company and Mark D. Shantzis. (1)(2)

   10.4 Letter agreement dated October 4, 1992 between the Company, QRSZBN Corp. and Warren Adelson. (1)

   10.5 Agreement for Purchase and Sale of Assets dated as of March 26, 1992 between the Company and Events, Etc., Inc. (1)

   10.6 Form of Indemnification Agreement between the Company and each of its executive officers and directors. (1)(2)

   10.7     Forms of Monitoring and Service Agreements. (1)

   10.8     United States Patent No. 5,031,829 dated July 16, 1991. (1)

   10.9 Assignment of Patent dated June 15, 1993, by Mark Shantzis in favor of the Company. (1)

   10.10    International Application under the Patent Cooperation Treaty. (1)

   10.11 Request for Entry into National Phase under Article 22 or 39 of the Patent Cooperation Treaty dated January 24, 1992 filed in Canada.
            (1)

   10.12 Request for Entry into Regional Phase under the Patent Cooperation Treaty dated January 20, 1993 filed in the European Community. (1)

   10.13    Application under the Patent Cooperation Treaty filed in Japan. (1)

   10.14    Application under the Patent Cooperation Treaty filed in Korea. (1)

   10.15 Form of Reimbursement Agreement between the Company, Mark D. Shantzis and Warren Adelson. (1)

   10.16 Business lease between the Company and Drake Enterprises dated September 21, 1993. (3)

   10.17    Line of Credit Agreement between the Company and Ocean Bank. (4)

   10.18    Lease Financing Agreement between the Company and First Sierra. (5)

   10.19 Merger Agreement between the Company, IDC Acquisition Sub, Inc., IDC Systems and the stockholders of IDC Systems. (5)

   10.20    Employment Agreement between the Company and Seymour Oestreicher.
            (2)(5)

   10.21 Subscription Agreement between the Company and Norton Herrick dated June 27, 1995. (6)

   10.22 Registration Rights Agreement, dated June 27, 1995, between the Company and Norton Herrick. (7)

   10.23 Asset Purchase Agreement dated February 3, 1997 among the Company, WC Acquisition Corp. and Wilkinson Company, Inc., including Form of Lease. (8)

   10.24 Credit Agreement dated September 1996 between the Company and Ocean Bank. (_)

   10.25 Lease dated October 9, 1996 between Recycltech, Ltd. and Pianosi Bros. Construction Ltd. (_)

   10.26 Compromise Agreement dated July 1996 between the Company and Jeffrey Daniels. (9)

   10.27 Compromise Agreement dated July 1996 between the Company and Thomas Witter. (10)

   10.28    1996 Stock Option Plan. (2)(11)

   10.29    1996 Directors Stock Option Plan. (2)(12)

   10.30 Employment Agreement dated March 25, 1996 between the Company and Donald Engel. (2)

   10.31 Employment and Consulting Agreement dated March 25, 1996 between the Company and Mark D. Shantzis. (2)

   10.32 Promissory Note, Commercial Security Agreements and Agreements to Furnish Insurance dated February 3, 1997 by the Company and WC Acquisition Corp. (now known as Wilkinson Company, Inc.) in favor of Ocean Bank. (_)

   10.33 Credit Agreement dated September 17, 1997 between the Company and Ocean Bank.

   10.34 Variable Rate Commercial Promissory Note, Commercial/Agricultural Revolving or Draw Note-Variable Rate, Commercial Security Agreements and Commercial Continuing Guaranties dated December 19, 1997 by the Company and Hesco Sales, Inc. in favor of Ocean Bank.

   10.35 Agreement and Plan of Merger dated as of February 11, 1998 by and among the Company, AM Acquisition Corp., Atlantic Maintenance of Miami, Inc. and Evelio Acosta. (_)

   10.36 Agreement and Plan of Merger dated as of February 11, 1998 by and among the Company, HS Acquisition Corp., Hesco Sales, Inc. and Evelio Acosta. (_)

   10.37 Business Lease dated February 20, 1998 between Evelio and Gladys Acosta and Hesco Sales, Inc.

   10.38 Business Lease dated February 20, 1998 between Acosta Family Limited Partnership and Hesco Sales, Inc.

   10.39 Unconditional Continuing Guaranty of Leases dated February 20, 1998 by and between the Company and Evelio and Gladys Acosta

   10.40 Unconditional Continuing Guaranty of Leases dated February 20, 1998 by and between the Company and Acosta Family Limited Partnership

   10.41 Indemnification Agreement dated February 20, 1998 by and among the Company, HS Acquisition Corp., AM Acquisition Corp., Hesco Sales, Inc., Atlantic Maintenance of Miami, Inc. and Evelio Acosta

   10.42 Employment Agreement dated February 20, 1998 between Hesco Sales, Inc. and Evelio Acosta

   10.43 Employment Agreement dated March 10 between the Company and J. Gary McAlpin

   10.44 Employment Agreement dated March 10 between the Company and Bradley Hacker

   10.45 Settlement Agreement and Mutual General Release between Milton Payton and the Company dated March 2, 1998.

   21.2     Subsidiaries of the Company.

   23.1 Consent of Independent Accountants-Coopers and Lybrand L.L.P., dated March 31, 1998.

   27.1     Financial Data Schedule.

-----------------------------

(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (No. 33-63778-A).
(2)  Management contract or compensation plan.
(3) Incorporated by reference to Exhibit 10.16 filed with the Company's Form 10-KSB for the year ended December 31, 1993.
(4) Incorporated by reference to Exhibit 10.17 filed with the Company's Form 10-QSB for the quarter ended December 31, 1994.
(5) Incorporated by reference to Exhibit 10.18 and 10.19 filed with the Company's Form 10-KSB for the year ended December 31, 1994.
(6) Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated June 27, 1995.
(7) Incorporated by reference to Exhibit 10.2 filed with the Company's Current Report on Form 8-K dated June 27, 1995.
(8) Incorporated by reference to Exhibit 2 filed with the Company's Current Report on Form 8-K dated February 3, 1977.
(9) Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.
(10) Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.
(11) Incorporated by reference to Exhibit A filed with the Company's Definitive Proxy Statement with respect to its 1996 Annual Meeting of Shareholders held on July 16, 1996 (the "1996 Proxy Statement").
(12) Incorporated by reference to Exhibit 10.24 filed with the Company's Form 10-KSB for the year ended December 31, 1996.
(13) Incorporated by reference to Exhibit 10.25 filed with the Company's Form 10-KSB for the year ended December 31, 1996.
(14) Incorporated by reference to Exhibit 10.32 filed with the Company's Form 10-KSB for the year ended December 31, 1996.
(15) Incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K dated March 9, 1998.
(16) Incorporated by reference to Exhibit 2.2 filed with the Company's Current Report on Form 8-K dated March 9, 1998.

      (b) Reports on Form 8-K:

            The Company filed a Current Report on Form 8-K on March 9, 1998 in connection with the Hesco Merger and the Atlantic Maintenance Merger. Pro Forma financial statements relating to the Hesco Merger and the Atlantic Maintenance Merger are contained in this Form 10-KSB.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HI-RISE RECYCLING SYSTEMS, INC.

Date: March 31, 1998                      By: /s/ DONALD ENGEL
                                              ----------------------------------
                                              Donald Engel, Chairman of the
                                              Board and Chief Executive
                                              Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 1998                      By: /s/ DONALD ENGEL
                                              ----------------------------------
                                              Donald Engel, Chairman of the
                                              Board and Chief Executive Officer
                                              (principal executive officer)

Date: March 31, 1998                          /s/ BRADLEY HACKER
                                              ----------------------------------
                                              Bradley Hacker, Chief Financial
                                              Officer
                                              (Principal Financial and
                                              Accounting Officer)

Date: March 31, 1998                          /s/ WARREN ADELSON
                                              ----------------------------------
                                              Warren Adelson, Director

Date: March 31, 1998                          /s/ IRA S. MERRITT
                                              ----------------------------------
                                              Ira S. Merritt, Director

Date: March 31, 1998                          /s/ JOEL M. PASHCOW
                                              ----------------------------------
                                              Joel M. Pashcow, Director

TABLE OF CONTENTS

                                                                       PAGES
                                                                       -----

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

      Statements of Cash Flows                                          F-5

      Notes to Consolidated Financial Statements                    F-6 - F-15

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of
Hi-Rise Recycling Systems, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of Hi-Rise Recycling Systems, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hi-Rise Recycling Systems, Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

Miami, Florida
February 20, 1998, except as to the information in the second paragraph of Note 15, for which the date is March 10, 1998.

HI-RISE RECYCLING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

                           ASSETS
                                                                                       1997             1996
                                                                                   ------------     ------------
Current assets:
      Cash and cash equivalents                                                    $  1,134,131     $  1,711,752
      Restricted cash                                                                 3,022,035                0
      Investments                                                                             0          597,973
      Accounts receivable, net of allowance for doubtful accounts
          of $120,108 and $147,299 in 1997 and 1996, respectively                     3,071,380          765,024
      Inventories                                                                     2,002,163        1,117,883
      Other assets, net                                                                 613,006          329,738
                                                                                   ------------     ------------

                 Total current assets                                                 9,842,715        4,522,370

      Property and equipment, net                                                     1,172,692          757,370
      Note receivable from related party                                                 33,223           33,223
      Net investment in sales type leases                                             4,888,526        3,157,812
      Deferred acquisition costs                                                        240,674           62,281
      Goodwill                                                                        3,007,020        1,448,237
                                                                                   ------------     ------------

                 Total assets                                                      $ 19,184,850     $  9,981,293
                                                                                   ============     ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued liabilities                                     $    943,212     $    193,507
      Income taxes payable                                                               11,000                0
      Unearned service agreement revenue                                                  2,824           22,564
      Revolving lines of credit                                                       3,707,185        1,584,814
      Current portion of long-term debt                                                 690,000          150,000
                                                                                   ------------     ------------

                 Total current liabilities                                            5,354,221        1,950,885

      Long-term debt                                                                  3,195,020          150,000
                                                                                   ------------     ------------

                 Total liabilities                                                    8,549,241        2,100,885

Commitments and contingencies

Shareholders' equity:
      Preferred stock, $.01 par value per share; 2,000,000 shares authorized;
          200 issued and outstanding at December 31, 1997, liquidation
          preference of $2,000,000                                                            2                0
      Common stock, $.01 par value per share; 20,000,000 shares authorized;
      6,468,539 and 6,231,119 shares issued and outstanding at December 31,
      1997 and 1996, respectively                                                        64,685           62,311
      Additional paid-in capital                                                     16,508,980       13,776,320
      Accumulated deficit                                                            (5,938,058)      (5,958,223)
                                                                                   ------------     ------------
                 Total shareholders' equity                                          10,635,609        7,880,408
                                                                                   ------------     ------------

                 Total liabilities and shareholders' equity                        $ 19,184,850     $  9,981,293
                                                                                   ============     ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

HI-RISE RECYCLING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                   1997             1996
                                                               ------------     -----------
Revenues:
      Equipment sales                                          $  8,590,030     $ 1,586,077
      Shared savings contract revenue                               462,375         422,078
      Service and parts revenue                                   1,431,171       1,199,154
                                                               ------------     -----------

                 Total revenues                                  10,483,576       3,207,309
                                                               ------------     -----------
Costs and expenses:
      Cost of equipment and parts sold                            5,378,144       1,584,161
      Shared savings contract expense                               442,952         313,032
      Selling and marketing                                         697,747         543,360
      General and administrative                                  3,767,595       3,381,364
      Other                                                         241,048         209,992
                                                               ------------     -----------

                 Total costs and expenses                        10,527,486       6,031,909
                                                               ------------     -----------

                 Operating loss                                     (43,910)     (2,824,600)
                                                               ------------     -----------
Other income (expense):
      Interest income                                               558,718         416,358
      Interest expense                                             (383,643)       (146,207)
      Litigation settlements                                       (100,000)        (84,702)
                                                               ------------     -----------

                                                                     75,075         185,449
                                                               ------------     -----------

                 Income (loss) before income taxes                   31,165      (2,639,151)

Provision for income taxes                                           11,000               0
                                                               ------------     -----------

                 Net income (loss)                             $     20,165     $(2,639,151)
                                                               ============     ===========

                 Net income (loss) per common share:
                      Basic                                    $       0.00     $      0.47
                                                               ============     ===========
                      Diluted
                                                               $       0.00     $      0.47
                                                               ============     ===========

                 Weighted average common shares outstanding:
                      Basic                                       6,361,254       5,578,333
                                                               ============     ===========
                      Diluted                                     8,966,030       5,578,333
                                                               ============     ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

HI-RISE RECYCLING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                      SHARES OF                                  ADDITIONAL                                TOTAL
                                       COMMON      PREFERRED      COMMON          PAID-IN          ACCUMULATED         SHAREHOLDERS'
                                       STOCK         STOCK         STOCK          CAPITAL            DEFICIT              EQUITY
                                     ---------     ---------      -------       ------------       -----------        --------------
Balance at January 1, 1996           3,444,563        $ 7         $34,446       $ 13,328,112       $(3,319,072)       $ 10,043,493

Conversion of preferred stock
 into common stock                   2,705,979         (7)         27,060            (27,053)                0                   0

Issuance of common stock                80,577          0             805            407,981                 0             408,786

Compensatory stock options                   0          0               0             67,280                 0              67,280

Net loss                                     0          0               0                  0        (2,639,151)         (2,639,151)
                                     ---------        ---         -------       ------------       -----------        ------------

Balance at December 31, 1996         6,231,119          0          62,311         13,776,320        (5,958,223)          7,880,408

Sale of preferred stock and
  warrants                                   0          2               0          1,824,899                 0           1,824,901

Issuance of common stock               237,413          0           2,374            869,960                 0             872,334

Compensatory stock options                   0          0               0             37,801                 0              37,801

Net income                                   0          0               0                  0            20,165              20,165
                                     ---------        ---         -------       ------------       -----------        ------------

Balance at December 31, 1997         6,468,532        $ 2         $64,685       $ 16,508,980       $(5,938,058)       $ 10,635,609
                                     =========        ===         =======       ============       ===========        ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

HI-RISE RECYCLING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                          1997            1996
                                                                       -----------    ------------
Cash flows from operating activities:
      Net income (loss)                                                $    20,165    $(2,639,151)
      Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
             Depreciation and amortization                                 309,274        146,344
             Bad debt expense                                               74,246        101,929
             Compensation expense for stock options                         37,801         67,280
             Changes in assets and liabilities, net of acquisitions:
                   Accounts receivable                                  (1,572,872)      (245,207)
                   Inventories                                            (353,091)      (509,624)
                   Other assets                                           (283,268)        (1,917)
                   Net investment in sales type leases                  (1,730,714)      (599,462)
                   Accounts payable and accrued liabilities                644,531       (248,545)
                   Income taxes payable                                     11,000              0
                   Unearned service agreement revenue                      (21,124)       (12,373)
                                                                       -----------    -----------
                        Net cash used in operating activities           (2,864,052)    (3,940,726)
                                                                       -----------    -----------
Cash flows from investing activities:
      Increase in restricted cash                                       (3,022,035)             0
      Increase in deferred acquisition costs                              (178,393)       (62,281)
      Purchase of businesses, net of cash acquired                      (1,055,371)       (60,630)
      Purchase of property and equipment                                   (24,199)      (429,620)
      Loans to related party                                                     0           (376)
      Proceeds from maturity of investments                                597,973        238,083
                                                                       -----------    -----------
                        Net cash used in investing activities           (3,682,025)      (314,824)
                                                                       -----------    -----------
Cash flows from financing activities:
      Net proceeds from revolving lines of credit                        1,372,371        340,956
      Payment on long-term debt                                           (150,000)      (116,667)
      Proceeds from long-term debt                                       2,921,184              0
      Proceeds from issuance of common stock                                     0         25,453
      Proceeds from issuance of preferred stock                          1,824,901              0
                                                                       -----------    -----------
                        Net cash provided by financing activities        5,968,456        249,742
                                                                       -----------    -----------

Net decrease in cash and cash equivalents                                 (577,621)    (4,005,808)

Cash and cash equivalents, beginning of year                             1,711,752      5,717,560
                                                                       -----------    -----------

Cash and cash equivalents, end of year                                 $ 1,134,131    $ 1,711,752
                                                                       ===========    ===========
Supplemental disclosure of cash flow information:
      Cash paid during the year for interest                           $   383,643    $   136,117
                                                                       ===========    ===========
Purchase of businesses, net of cash acquired:
      Working capital, other than cash                                 $(1,280,921)   $   (12,723)
      Property and equipment                                              (573,618)        (2,525)
      Cost in excess of net assets acquired, net                        (1,600,832)      (383,382)
      Revolving line of credit                                             750,000              0
      Debt                                                                 900,000         38,000
      Issuance of common stock                                             750,000        300,000
                                                                       -----------    -----------
             Net cash used to acquire businesses                       $(1,055,371)   $   (60,630)
                                                                       ===========    ===========

Non-cash activities:
     During 1997 and 1996, the Company acquired businesses as described in Note
     2. The Company issued stock and notes payable in conjunction with these acquisitions. During 1997 and 1996, the Company issued stock as payment on debt as described in Note 9.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS ORGANIZATION:

   Hi-Rise Recycling Systems, Inc. (the "Company") markets a proprietary automated system designed to collect and source-separate recyclable and other solid waste in multi-story residential buildings. The Company designed the hi-rise system in response to perceived market opportunities arising out of increasing state and local environmental regulation mandating or encouraging recycling. IDC Systems ("IDC"), acquired in February 1995, installs and services compactors into mainly multi-story buildings. Recycltech Enterprises, Inc. ("Recycltech"), acquired in September 1996, serves as the Company's distributor of hi-rise systems in Toronto, Canada. Wilkinson Company, Inc. ("Wilkinson"), acquired in February 1997, is engaged in the sale, manufacture, distribution and installation of sheet metal fabrication products. NuReTec, Inc. ("NRT"), acquired in July 1997, distributes and sells recycling collection equipment to high rise buildings in South Florida.

2. BUSINESS COMBINATIONS:

   In July 1997 , the Company, through a newly formed wholly-owned subsidiary, acquired all of the issued and outstanding capital stock of NRT, through a merger of NRT and its newly formed subsidiary. In consideration of its acquisition of NRT, the Company issued 150,000 shares of its common stock, valued at $487,500, to the former shareholder of NRT. The Company also entered into a three year employment agreement with the former shareholder of NRT to serve as Executive Vice President of the Company.

   In February 1997, the Company, through a newly formed wholly-owned subsidiary, bought substantially all of the assets excluding real property, and assumed certain of the liabilities of Wilkinson. The aggregate purchase price of $2,786,827 consisted of $2,486,000 in cash and 76,272 shares of common stock valued at $300,000. The Company also entered into a three year agreement with Wilkinson to lease its manufacturing facility. The Company funded the cash portion of the purchase price from proceeds under two lines of credit and a term loan from a financial institution.

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

   INVESTMENTS

   Investments which consisted of U.S. government securities were carried at amortized cost which approximated market and matured in 1997.

   INVENTORIES

   Inventories consist primarily of systems held for sale and spare parts, which are stated at the lower of cost (first-in, first-out method) or market.

   PROPERTY AND EQUIPMENT

   Property and equipment are recorded at cost. Depreciation is provided principally on the straight-line basis over the estimated useful lives of the assets. When the assets are sold, replaced or otherwise retired, the costs and related accumulated depreciation are removed from the accounts and any related gains or losses are included in operations.

   GOODWILL

   Goodwill relating to business combinations is stated at acquisition cost less accumulated amortization. Goodwill is amortized on a straight-line basis over twenty years. The Company continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted cash flows of the related business unit.

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

   REVENUE RECOGNITION

   The Company leases hi-rise systems under sales-type leases expiring in various years through 2007. Revenue from these sales-type leases represents the present value of all minimum lease payments, net of executory costs. The components of the net investment in sales type leases described in Note 6 are discounted at the interest rates implicit in the leases. The related cost of the system is charged to cost of system sold. Associated interest, using the interest method, is recorded over the terms of the lease agreements.

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

   IDC's sales and parts revenue are recognized upon the installation of the compactors into the buildings. Recycltech's revenue is recognized when the hi-rise systems are serviced. Wilkinson's revenue is recognized upon installation of the chutes into the buildings.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

   PER SHARE DATA

   During fiscal 1997, the Company implemented SFAS No. 128, "Earnings Per Share ("EPS")" ("SFAS 128"). SFAS 128 specifies new standards designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Implementation of SFAS 128 which included the restatement of historical per share data, had no impact on the Company's reported earnings per share for 1996.

   CHANGE IN ACCOUNTING STANDARDS

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gain and losses) in a full set of general-purpose financial statements. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

   In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 requires a public business enterprise report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

   Management is currently evaluating the requirements of SFAS 130 and SFAS 131 to determine whether additional disclosure is required.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4. RESTRICTED CASH

   As of December 31, 1997, cash of $3,022,035 was restricted because it mainly represented proceeds from a borrowing from a financial institution to be used for the financing of the business combination described in Note 16.
   The cash was distributed subsequent to year end.

5. PROPERTY AND EQUIPMENT:

   Property and equipment at December 31 consisted of the following:

                                      1997            1996
                                   ----------      --------

Equipment                          $  876,600      $333,995
Furniture and fixtures                203,800       176,937
Automobiles                           132,315       127,857
Computers and software                411,973       321,691
                                   ----------      --------

                                    1,624,688       960,480
Less accumulated depreciation         451,996       203,110
                                   ----------      --------

                                   $1,172,692      $757,370
                                   ==========      ========

6. NET INVESTMENT IN SALES TYPE LEASES:

   The net investment in sales type leases at December 31 consisted of the following:

                                                    1997              1996
                                                -----------       -----------
Minimum lease payments                          $ 5,710,755       $ 4,000,101
Unearned income                                  (1,208,156)       (1,036,028)
Estimated residual value of leased systems          385,927           193,739
                                                -----------       -----------

                                                $ 4,888,526       $ 3,157,812
                                                ===========       ===========

Future minimum lease payments due from customers under sales-type leases as of December 31, 1997 are as follows:

      1998                         $  886,011
      1999                            886,011
      2000                            886,011
      2001                            886,011
      2002                            886,011
      Thereafter                    1,280,700
                                   ----------

                                   $5,710,755
                                   ==========

   During 1995, the Company sold receivables, with recourse, with a balance of $740,062. The balance of the receivables sold that remain uncollected at December 31, 1997 and 1996 was approximately $401,000 and $547,000, respectively.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7. RELATED PARTY TRANSACTIONS:

   During 1996, product development expenses of $7,666 were paid to Tekmar, Inc. ("Tekmar"), a related party. At December 31, 1997 and 1996, the Company had a note receivable from Tekmar amounting to $33,223. The note bears interest at 5.5% and is due 180 days after demand for repayment by the Company.

8. REVOLVING LINES OF CREDIT:

   The Company has two revolving line of credit agreements with a financial institution. The revolving credit loan agreements provide for borrowings up to a maximum of $3,000,000 and $850,000, respectively. The line of credits are collateralized by the Company's lease contracts receivable and Wilkinson's accounts receivable and inventory. The revolving lines of credit are payable on demand and bear interest at the prime rate plus 1 1/2% (10% and 10.25% at December 31, 1997 and 1996, respectively) and are subject to annual renewal.

9. LONG-TERM DEBT:

                                                                              1997           1996
                                                                           ----------      --------
Promissory note, bears interest payable at the prime rate plus 1 1/2%
     maturing April 2006, collateralized by equipment                      $3,000,000      $      0

Promissory note, bears interest payable at the prime rate plus
      1 1/2% maturing February 2002, collateralized by equipment              735,020             0

Acquisition obligation, payable in cash of $66,667, bearing interest at a rate of 6.5%, and $83,333 in common stock
                                                                              150,000       300,000
                                                                           ----------      --------

                                                                            3,885,020       300,000

Less current portion                                                          690,000       150,000
                                                                           ----------      --------

Long-term debt, net of current portion                                     $3,195,020      $150,000
                                                                           ==========      ========

The minimum annual maturities of long-term debt after December 31, 1997 are as follows:

               1998                                $   690,000
               1999                                    540,000
               2000                                    540,000
               2001                                    540,000
               2002                                    540,000
               Thereafter                            1,035,020
                                                   -----------

                                                   $ 3,885,020
                                                   ===========

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10. COMMITMENTS:

   The Company leases office facilities and equipment. Approximate future minimum payments under noncancelable operating leases as of December 31, 1997, are as follows:

           1998                                           $263,811
           1999                                            256,467
           2000                                            231,359
                                                          ---------
                                                          $751,637
                                                          =========

   Rental expense for the years ended December 31, 1997 and 1996 was approximately $321,000 and $137,000, respectively.

   In March 1996, the Company entered into a three-year employment and consulting agreement (the "Agreement") with its former President. The initial term of the Agreement will be automatically extended for successive one year terms unless either party gives notice of its intent not to extend the term at least six months prior to its expiration date. Such agreement provides for an annual base salary of $180,000 subject to annual increase in accordance with the Consumer Price Index. The Agreement provides that the Company and its former President may terminate such agreement upon thirty days notice. Upon termination of the former President's employment and/or consulting relationship with the Company, the former President will be entitled to receive any unpaid salary and bonus accrued through the date of termination and a lump sum severance payment in the amount of the base salary that would have been paid by the Company to its former President through the scheduled end of the Agreement.

11. INCOME TAXES:

   At December 31, 1997 and 1996, the significant components of the net deferred tax asset were as follows:

                                                      1997            1996
                                                 -------------  --------------

           Net operating loss carryforward       $   1,682,360  $   1,930,699
           Other                                       231,230         67,565
           Valuation allowance                     (1,913,590)     (1,998,264)
                                                 -------------  --------------

           Net deferred tax asset                $           0  $           0
                                                 =============  ==============

   The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

   The provision for income taxes does not include regular income taxes due to the use of net operating loss carryforwards. The provision for income taxes represents alternative minimum taxes paid on alternative minimum taxable income, which differs from income before income taxes, mainly due to non-deductible goodwill amortization and foreign subsidiary losses which are not currently deductible in the U.S. At December 31, 1997, the Company had a net operating loss carryforward of approximately $4,700,000 which expires in various years commencing in 2010.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

12. EQUITY TRANSACTIONS:

   ISSUANCE OF PREFERRED STOCK

   In June and July 1997, the Company sold 200 shares of newly created Series B convertible preferred stock, par value of $.01 per share, and warrants to purchase an aggregate of 888,887 shares of common stock, in a private placement for an aggregate purchase price of $2,000,000. The Series B preferred stock is convertible, at the option of the holder thereof, into common stock at a conversion price of $2.25. The conversion price is subject to adjustment for various events such as stock dividends and recapitalizations. In addition, if the average closing bid price of the common stock, as reported on the Nasdaq Small-Cap Market, during the three month period commencing on the 270th day after the date of the initial issuance of shares of Series B preferred stock and ending on the 360th day after such date is less than 135% of the then applicable conversion price, the conversion price shall be reduced to such price and shall equal the trading price divided by 1.35. Upon conversion, the holder will be entitled to dividends at the rate of 8% per annum, accrued from the date of issuance through the date of conversion payable in common stock. The Series B preferred stock has no voting rights. The warrants can be converted into shares of common stock at an exercise price of $2.25 per share. The exercise price is subject to adjustment with attributes similar to the conversion price of the Series B preferred stock.

   In November 1995, the Company sold 720 shares of Series A preferred stock, par value of $.01 per share, in an offshore private placement for net proceeds of $6,368,186. During 1996, all of the preferred stock was converted, pursuant to its original terms, into 2,705,979 shares of common stock at an average per share conversion price of $2.78.

   STOCK OPTIONS AND WARRANTS

   During 1996, the Company's Board of Directors and shareholders adopted the 1996 Stock Option Plan (the "1996 Plan") and the 1996 Directors Stock Option Plan (the "1996 Directors Plan") (collectively the "1996 Plans"), which authorize the grant of options to purchase 1,000,000 and 500,000 shares of common stock , respectively. The Company's Stock Option Plan (the "1993 Plan") and Directors Stock Option Plan (the "1993 Directors Plan") (collectively, with the 1996 Plans, the "Plans"), authorize the issuance of 500,000 and 50,000 shares of common stock options, respectively. The Plans are designed to serve as incentives for retaining qualified and competent employees and directors. During 1996, the Board of Directors authorized the termination of the 1993 Directors Plan.

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

12. EQUITY TRANSACTIONS, CONTINUED:

   STOCK OPTIONS AND WARRANTS, CONTINUED:

   The 1996 Directors Plan provides for an automatic grant of an option to purchase 20,000 shares of common stock upon a person's election as a director of the Company and an automatic grant of an option to purchase 1,000 shares of common stock upon such person's re-election as a director of the Company.

   The following table reflects the Plans' option activity for the years ended December 31, 1997 and 1996:

                                                                              WEIGHTED AVG.               WEIGHTED AVG.
                                                                                EXERCISE                    EXERCISE
                                                                    1997         PRICE          1996         PRICE
                                                               ------------   ------------ ------------   -------------
 Options outstanding at beginning of year                         1,072,106     $   4.45        349,773     $  5.33
 Granted (exercise price = FMV at date of grant)                    380,000         2.95        728,000        4.02
 Exercised                                                                0         0.00         (5,667)       5.00
                                                               ------------     --------   ------------     -------
 Options outstanding at end of year                               1,452,106     $   4.06      1,072,106     $  4.45
                                                               ============     ========   ============     =======
 Options exercisable at end of year                                 866,369     $   4.48        618,216     $  4.75
                                                               ============     ========   ============     =======

 Price range of options outstanding at end of year              $2.73-$9.75            -    $4.00-$9.75           -

 Options available for future grants at end of year                 547,894            -        927,894           -
                                                               ============     ========   ============     =======

 Weighted avg. fair value of options granted                        380,000      $  2.29        728,000     $  3.24
                                                               ============     ========   ============     =======

   The Company has determined not to recognize compensation expense for grants of stock options to employees. The compensation expense, if recognized, would have resulted in the pro forma amounts indicated below for the years ended December 31, 1997 and 1996:

                                                                    1997                 1996
                                                                ------------         -------------
     Net income (loss) - as reported                            $     20,165         $ (2,639,151)
     Net loss - pro forma                                         (1,052,870)           (4,003,741)
     Net income (loss) per common share - as reported:
          Basic                                                         0.00                (0.47)
          Diluted                                                       0.00                (0.47)
     Net loss per common share - pro forma:
          Basic                                                        (0.17)               (0.72)
          Diluted                                                      (0.17)               (0.72)

   The fair value of each option grant was estimated as of the date of grant using the Black Sholes Option Pricing Model with the following weighted average assumptions: no expected dividends; expected volatility of 66%; risk-free interest rate of 6.34%; and expected life of ten years.

   During 1996, the Company granted 46,000 stock options to non-employees for services rendered. These options vest twenty percent annually over a five year period and resulted in compensation expense of $37,801 and $67,280 for the years ended December 31, 1997 and 1996, respectively.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

13. EARNINGS PER SHARE

   The following table reconciles the weighted average shares used to calculate basic and diluted earnings per share:

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                             1997                                    1996
                              -----------------------------------    -----------------------------------
                                INCOME      SHARES      PER SHARE        LOSS       SHARES     PER SHARE
                              --------    ---------     ---------    -----------   ---------   ---------
Basic EPS                     $ 20,165    6,361,254     $    0.00    ($2,639,151)  5,578,333    ($0.47)

Effect of dilutive
  options and warrants               -    2,604,776             -              -           -         -
                              --------    ---------     ---------    -----------   ---------    ------
Diluted EPS                   $ 20,165    8,966,030     $    0.00    ($2,639,151)  5,578,333    ($0.47)
                              --------    ---------     ---------    -----------   ---------    ------

   The effect of 679,500 shares of potential common stock were anti-dilutive in 1996.

14. FINANCIAL INSTRUMENTS:

   CONCENTRATIONS OF CREDIT RISK

   Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

   Although the Company has expanded its operations into other states and Canada, approximately 74% of systems sales to date have been to customers located in Florida.

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

15. LEGAL MATTERS:

   During February 1998, an employee of the New York City Housing Authority filed a lawsuit against several parties which included the Company and IDC (collectively, the "defendants"). The employee is seeking damages of $2,000,000 in negligence, strict liability in tort and breach of express and implied warranties for injuries allegedly sustained by the employee on July 30, 1996 when the casters on a trash container installed by the defendants in a New York Housing Authority building broke off, causing the trash container to fall on the employee. The Company has liability insurance in excess of the employee's claim and intends to contest vigorously the claims in the lawsuit.

   During March 1998, a corporation filed a lawsuit against the Company. In general, the lawsuit alleges that the Company entered into an agreement with the corporation pursuant to which the Company agreed to pay a commission based upon industry standards to the corporation in connection with the business combination discussed in Note 16. The corporation is seeking damages in excess of $15,000 and attorneys' fees. The Company intends to contest vigorously the claims in the lawsuit.


   During 1997 and 1996, the Company entered into compromise agreements with respect to lawsuits resulting in a charge of approximately $100,000 and $84,000, respectively.

16. SUBSEQUENT EVENTS:

   In February 1998, the Company sold an aggregate of 1,299,098 shares of its common stock for $2.70 per share in a private placement in which it received net proceeds of approximately $3,200,000. In connection with this placement, the Company issued to the placement agent, five-year warrants to purchase 129,910 shares of the Company's common stock, which warrants are exercisable at $2.70, the sales price per share of common stock in the placement.

   In February 1998, the Company, pursuant to a merger agreement, bought substantially all of the assets excluding real property, and assumed certain of the liabilities of Hesco Sales, Inc. and Subsidiaries and Atlantic Maintenance, Inc. (collectively "Hesco") together who are engaged in the manufacture of waste collection containers and disposal equipment.
   The aggregate purchase price of approximately $11,800,000 consisted of approximately $8,300,000 in cash, and shares of the Company's common stock valued at $3,500,000. Additional financing was obtained by the Company to repay Hesco's outstanding shareholder loans of approximately $2,200,000. Approximately $500,000 of the purchase price was funded from the proceeds of a $500,000 five-year term loan from the Company's Chairman of the Board of Directors and Chief Executive Officer. The remaining portion of the purchase price was funded through the proceeds of the private placement and the proceeds of a line of credit and a term loan from a financial institution.

                          UNAUDITED PRO FORMA CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited pro forma condensed consolidated balance sheet as of December 31, 1997 reflects the consolidated financial position of Hi-Rise Recycling Systems, Inc. (the "Company"), after giving effect to the acquisition of Hesco Sales, Inc. and Subsidiaries and Atlantic Maintenance, Inc. (collectively "Hesco"), as if this transaction had been consummated as of December 31, 1997. The unaudited pro forma condensed consolidated statement of operations reflects the acquisition as if the transaction had been consummated at January 1, 1997. The pro forma adjustments, which are described in the accompanying notes, are based on available information and certain assumptions that management of the Company believes are reasonable. The pro forma financial data should not be considered indicative of actual results that would have been achieved if the transaction given pro forma effect had been consummated on the dates indicated and do not purport to indicate results of operations as of any future date or any future period.

In February 1998, the Company acquired all of the outstanding capital stock of Hesco, who is engaged in the manufacturing of waste collection containers and disposal equipment. The aggregate purchase price of approximately $11.8 million was comprised of $8.3 million in cash and $3.5 million of the Company's Common Stock.

The effects of the Company's acquisitions of NuReTec, Inc. ("NRT") in July 1997 and Wilkinson Company, Inc. ("Wilkinson") in February 1997 have not been presented in the pro forma condensed consolidated financial statements. The results of operations for NRT and Wilkinson were not material for the period from January 1, 1997 to the date of their respective acquisitions.

HI-RISE RECYCLING SYSTEMS, INC.
PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1997

                                                                            PRO FORMA         PRO FORMA
                                          HI-RISE         HESCO            ADJUSTMENTS          TOTAL
                                        -----------    -----------       --------------      -----------
ASSETS
Cash and cash equivalents/
  restricted cash                       $ 4,158,166    $ 1,369,600       $(8,300,000)(d)     $ 3,925,766
                                                                           3,500,000 (b)
                                                                           3,200,000 (h)
Accounts receivable, net                  3,071,380      2,390,583                 0           5,461,963
Inventories                               2,002,163      1,917,273                 0           3,919,436
Deferred taxes                                    0         74,000                 0              74,000
Other current assets, net                   613,006        401,772                 0           1,014,778
                                        -----------    -----------       -----------         -----------

      Total current assets                9,842,715      6,153,228        (1,600,000)         14,395,943

Property and equipment, net               1,172,692      3,927,676        (3,300,000)(e)       1,800,368
Note receivable from related party           33,223              0                 0              33,223
Net investment in sales type leases       4,888,526              0                 0           4,888,526
Deferred acquisition costs                  240,674              0          (240,674)(a)               0
Goodwill                                  3,007,020              0         7,559,728 (f)      10,566,748
                                        -----------    -----------       -----------         -----------

Total assets                            $19,184,850    $10,080,904       $ 2,419,054         $31,684,808
                                        ===========    ===========       ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued
   liabilities                          $   943,212    $ 1,061,669       $         0         $ 2,004,881
Unearned service agreement revenue            2,824              0                 0               2,824
Revolving lines of credit                 3,707,185        760,656         3,000,000 (b)       7,467,841
Income taxes payable                         11,000        250,845                 0             261,845
Notes payable to shareholders                     0      2,239,281        (2,239,281)(i)               0
Current portion of long-term debt           690,000         17,568                 0             707,568
                                        -----------    -----------       -----------         -----------

      Total current liabilities           5,354,221      4,330,019           760,719          10,444,959

Long term debt                            3,195,020         18,040           500,000 (b)       3,713,060
                                        -----------    -----------       -----------         -----------

      Total liabilities                   8,549,241      4,346,059         1,260,719          14,158,019

Preferred stock                                   2              0                 0                   2
Common stock                                 64,685          5,950            (5,950)(g)          90,435
                                                                              12,990 (h)
                                                                              12,760 (c)
Additional paid-in-capital               16,508,980        191,180         3,187,010 (h)      23,374,410
                                                                           3,487,240 (c)
Accumulated deficit (retained
   earnings)                             (5,938,058)     5,535,715        (5,535,715)(g)      (5,938,058)
                                        -----------    -----------       -----------         -----------

      Total shareholders' equity         10,635,609      5,732,845         1,158,335          17,526,789
                                        -----------    -----------       -----------         -----------

Total liabilities and
   shareholders' equity                 $19,184,850    $10,080,904       $ 2,419,054         $31,684,808
                                        ===========    ===========       ===========         ===========

                             See accompanying notes

HI-RISE RECYCLING SYSTEMS, INC.
PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                            PRO FORMA         PRO FORMA
                                          HI-RISE         HESCO            ADJUSTMENTS          TOTAL
                                        -----------    -----------       --------------      -----------
REVENUES:

   Sales                                $10,483,576    $11,962,586       $         0         $22,446,164

COSTS AND EXPENSES:
   Cost of goods sold                     5,378,144      7,991,143                            13,369,287
   Selling, general and administrative    4,465,342      2,954,562           375,000(j)        7,794,904
   Other                                    684,000              0                               684,000
                                        -----------    -----------       -----------         -----------

      Total costs and expenses           10,527,486     10,945,705           375,000          21,848,191
                                        -----------    -----------       -----------         -----------

         Operating income (loss)            (43,910)     1,016,883          (375,000)            597,973
                                        -----------    -----------       -----------         -----------

OTHER INCOME (EXPENSE):
   Interest income                          558,718         61,584                 0             620,302
   Interest expense                        (383,643)      (115,877)         (600,000)(k)      (1,099,520)
   Other                                   (100,000)       238,462                 0             138,462
                                        -----------    -----------       -----------         -----------

                                             75,075        184,169          (600,000)           (340,756)
                                        -----------    -----------       -----------         -----------

INCOME BEFORE INCOME TAXES                   31,165      1,201,052          (975,000)            257,217

PROVISION FOR INCOME TAXES                   11,000        452,000          (360,114)(l)         102,886
                                        -----------    -----------       -----------         -----------

NET INCOME                              $    20,165    $   749,052       $  (614,886)        $   154,331
                                        ===========    ===========       ===========         ===========

NET INCOME PER SHARE:
   Basic                                $      0.00                      $      0.02(m)      $      0.02
                                        ===========                      ===========         ===========
   Diluted                              $      0.00                      $      0.01(m)      $      0.01
                                        ===========                      ===========         ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                  6,361,254                        2,641,737(m)        9,002,991
                                        ===========                      ===========         ===========
   Diluted                                8,966,030                        2,771,647(m)       11,737,677
                                        ===========                      ===========         ===========


                             See accompanying notes

                     NOTES TO UNAUDITED PRO FORMA CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

1)      BASIS OF PRESENTATION

        The accompanying pro forma financial statements are intended to present the Company's financial position and results of operations on a pro forma basis as if, for the purpose of the pro forma condensed consolidated balance sheet, the transaction underlying the pro forma adjustments had occurred on December 31, 1997 and, for the purpose of the pro forma consolidated condensed statement of operations, as if the transaction underlying the pro forma adjustments had occurred on January 1, 1997.

        The Company's historical financial information used in preparation of the pro forma condensed consolidated financial statements has been derived from the Company's audited consolidated financial statements as of and for the year ended December 31, 1997. Hesco's historical financial information used in preparation of the pro forma condensed consolidated financial statements has been derived from Hesco's audited financial statements as of and for the twelve months ended October 31, 1997.

2)      UNAUDITED PRO FORMA ADJUSTMENTS

        A description of the adjustments included in the unaudited pro forma financial statements is as follows:

        BALANCE SHEET

        a) Represents the elimination of the Company's deferred acquisition costs related to the acquisition.

        b) Records the Company's $3 million borrowing on a line of credit and a $500,000 loan with the Company's CEO which funded a portion of the acquisition.

        c) Represents 1,276,094 shares of common stock issued by the Company to the former owner of Hesco and the related additional paid-in capital.

        d) Represents the Company's payment of $8,300,000 in cash to Hesco's former owner.

        e) Represents property and equipment not purchased by the Company.

                     NOTES TO UNAUDITED PRO FORMA CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2)      UNAUDITED PRO FORMA ADJUSTMENTS, CONTINUED

        BALANCE SHEET, CONTINUED

        f) Records the goodwill which resulted from the $11.3 million purchase price and deferred acquisition costs offset by the net assets purchased by the Company.

        g) Adjustment eliminates Hesco's common stock and retained earnings.

        h) Records cash of $3,200,000 received in the Company's private placement for 1,299,098 shares of common stock.

        i) Represents the Company's payment to satisfy Hesco's note payable to its former owner.

        STATEMENT OF OPERATION

        j) Represents amortization of incremental goodwill created in the acquisition for a full year. Amortization expense is calculated using the pro forma balance sheet whereby goodwill is based on differences between Hesco's October 31, 1997 balances and those assets purchased and liabilities assumed at the date of the acquisition. Goodwill is amortized on a straight-line basis over twenty years.

        k) Represents an adjustment for interest expense related to the $6 million in funds borrowed in connection with the acquisition of Hesco. The interest rate assumed, based on the terms of the debt, is prime rate plus 1%. The impact of a 1/8% change in the rate would result in an increase in interest expense of $7,500.

        l) Represents an adjustment for the provision for income taxes based on a 40% effective tax rate.

        m) Represents the effect on the weighted average shares outstanding of the issuance of common stock and warrants related to the acquisition.

                                 EXHIBIT INDEX

EXHIBITS    DESCRIPTION
--------    -----------

   10.33 Credit Agreement dated September 17, 1997 between the Company and Ocean Bank.

   10.34 Variable Rate Commercial Promissory Note, Commercial/Agricultural Revolving or Draw Note-Variable Rate, Commercial Security Agreements and Commercial Continuing Guaranties dated December 19, 1997 by the Company and Hesco Sales, Inc. in favor of Ocean Bank.

   10.37 Business Lease dated February 20, 1998 between Evelio and Gladys Acosta and Hesco Sales, Inc.

   10.38 Business Lease dated February 20, 1998 between Acosta Family Limited Partnership and Hesco Sales, Inc.

   10.39 Unconditional Continuing Guaranty of Leases dated February 20, 1998 by and between the Company and Evelio and Gladys Acosta

   10.40 Unconditional Continuing Guaranty of Leases dated February 20, 1998 by and between the Company and Acosta Family Limited Partnership

   10.41 Indemnification Agreement dated February 20, 1998 by and among the Company, HS Acquisition Corp., AM Acquisition Corp., Hesco Sales, Inc., Atlantic Maintenance of Miami, Inc. and Evelio Acosta

   10.42 Employment Agreement dated February 20, 1998 between Hesco Sales, Inc. and Evelio Acosta

   10.43 Employment Agreement dated March 10 between the Company and J. Gary McAlpin

   10.44 Employment Agreement dated March 10 between the Company and Bradley Hacker

   10.45 Settlement Agreement and Mutual General Release between Milton Payton and the Company dated March 2, 1998.

   21.2     Subsidiaries of the Company.

   23.1 Consent of Independent Accountants-Coopers and Lybrand L.L.P., dated March 31, 1998.

   27.1     Financial Data Schedule.