Form 10QSB
period 1998-03-31
HI RISE RECYCLING SYSTEMS INC
filed 1998-05-15
CIK 906605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1998

         [ ] Transition Report under Section 13 or 15(d) of the Exchange Act

         For the transition period from               to
                                        -------------    -------------

     Commission File Number  0-21946
                            ---------------------------------------------------

                         HI-RISE RECYCLING SYSTEMS, INC.
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Florida                                               65-0222933
-------------------------------                            ---------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

                    8505 NW 74TH STREET, MIAMI, FLORIDA 33166
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 597-0243
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                   16255 NW 54TH AVENUE, MIAMI, FLORIDA 33014
-------------------------------------------------------------------------------
                 (Former Address, if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         X                               No
     ------------                              ----------
         The number of shares outstanding of the Issuer's Common Stock, $.01 Par Value, as of May 13, 1998 was 9,043,731.

         Transitional small business disclosure format:

Yes         X                               No
     ------------                              ----------


                                      INDEX

PART I        FINANCIAL INFORMATION                                                       PAGE

Item 1.       Consolidated Financial Statements                                              3

              Consolidated Balance Sheets as of December 31, 1997 and                        3
                 March 31, 1998

              Consolidated Statements of Operations for the three months                     4
                 ended March 31, 1997 and 1998

              Consolidated Statement of Changes in Shareholders' Equity                      5
                 for the three months ended March 31, 1998

              Consolidated Statements of Cash Flows for the three months ended               6
                 March 31, 1997 and 1998

              Notes to Consolidated Financial Statements                                     7

Item 2.       Management's Discussion and Analysis of Financial Condition and                9
                 Results of Operations


PART II.     OTHER INFORMATION

Item 1.       Legal Proceedings                                                             13

Item 2.       Changes in Securities                                                         13

Item 3.       Defaults Upon Senior Securities                                               13

Item 4.       Submission of Matters to a Vote of Security Holders                           13

Item 5.       Other Information                                                             13

Item 6.       Exhibits and Reports on Form 8-K                                              13

              SIGNATURES                                                                    14




                         HI-RISE RECYCLING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                   AS OF DECEMBER 31, 1997 AND MARCH 31, 1998

                                     ASSETS

                                                                                                        (UNAUDITED)
                                                                                 DECEMBER 31, 1997     MARCH 31, 1998
                                                                                 -----------------     --------------
Current assets:

Cash and cash equivalents                                                         $ 1,134,131            $ 1,262,547
Restricted cash                                                                     3,022,035                     --
Investments                                                                                --                157,101
Accounts receivable, net of allowance for doubtful accounts of
 $147,299 and $799,316 in 1997 and 1998, respectively                               3,071,380              5,709,897
Inventory                                                                           2,002,163              3,480,055
Other assets                                                                          613,006                555,545
                                                                                  -----------            -----------
   Total current assets                                                             9,842,715             11,165,145

Property and equipment, net                                                         1,172,692              1,616,609
Note receivable from related party                                                     33,223                 34,225
Net investment in sales type leases                                                 4,888,526              4,885,304
Deferred acquisition costs                                                            240,674                     --
Goodwill                                                                            3,007,020             11,919,947
                                                                                  -----------            -----------
   Total assets                                                                   $19,184,850            $29,621,230
                                                                                  ===========            ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued liabilities                                          $   943,212            $ 1,429,302
Income taxes payable                                                                   11,000                     --
Note payable to officer                                                                    --                500,000
Revolving lines of credit                                                           3,707,185              6,567,761
Current portion of long-term debt                                                     690,000                540,000
Unearned service agreement revenue                                                      2,824                  9,248
                                                                                  -----------            -----------
   Total current liabilities                                                        5,354,221              9,046,311

Long-term debt                                                                      3,195,020              2,955,000
                                                                                  -----------            -----------
   Total liabilities                                                                8,549,241             12,001,311
                                                                                  -----------            -----------
Shareholders' equity:

Preferred stock, $.01 par value per share; 2,000,000 shares authorized; 200 shares issued and outstanding at December 31, 1997 and March 31, 1998,
liquidation preference of $2,000,000                                                        2                      2
Common stock, $.01 par value; 20,000,000 shares authorized, 6,468,539 and
9,043,731 shares issued and outstanding at December 31, 1997 and March 31, 1998,
respectively                                                                           64,685                 90,437
Additional paid-in capital                                                         16,508,980             23,079,975
Accumulated deficit                                                                (5,938,058)            (5,550,495)
                                                                                  -----------            -----------
Total shareholders' equity                                                         10,635,609             17,619,919
                                                                                  -----------            -----------
Total liabilities and shareholders' equity                                        $19,184,850            $29,621,230
                                                                                  ===========            ===========


    The accompanying notes are an integral part of these financial statements


                         HI-RISE RECYCLING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                   (UNAUDITED)

                                                                                   THREE MONTHS            THREE MONTHS
                                                                                      ENDED                   ENDED
                                                                                  MARCH 31, 1997          MARCH 31, 1998
                                                                                  --------------          --------------

Total revenues                                                                       $1,874,040             $3,804,269
                                                                                     ----------             ----------
Operating Expenses:

   Cost of equipment sold, including direct costs of service/parts                    1,197,167              2,395,759
   Selling and marketing                                                                375,043                399,441
   General and administrative                                                           476,420                660,584
   Product development                                                                   31,954                  3,164
                                                                                     ----------             ----------
 Total operating expenses                                                             2,080,584              3,458,948
                                                                                     ----------             ----------
   Operating income (loss)                                                             (206,544)               345,321
                                                                                     ----------             ----------
Other income (expense):

   Interest income                                                                       91,088                175,957
   Interest expense                                                                     (67,266)              (133,715)
                                                                                     ----------             ----------
 Total other income                                                                      23,822                 42,242
                                                                                     ----------             ----------
   Net income (loss)                                                                 $ (182,722)            $  387,563
                                                                                     ==========             ==========
   Basic income (loss) per share                                                         $(0.03)                 $0.05
                                                                                     ==========             ==========

   Weighted average common shares outstanding used in basic calculation               5,585,833              7,326,936
                                                                                     ==========             ==========

   Diluted income (loss) per share                                                       $(0.03)                 $0.04
                                                                                     ==========             ==========

   Weighted average common shares outstanding used in diluted calculation             5,585,833             11,072,422
                                                                                     ==========             ==========

    The accompanying notes are an integral part of these financial statements


                         HI-RISE RECYCLING SYSTEMS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                      SHARES OF                                ADDITIONAL                        TOTAL
                                       COMMON        PREFERRED      COMMON      PAID-IN       ACCUMULATED    SHAREHOLDERS'
                                       STOCK          STOCK         STOCK       CAPITAL         DEFICIT         EQUITY
                                       -----          -----         -----       -------         -------         ------
Balance at December 31, 1997         6,468,532    $          2     $64,685     $16,508,980    $(5,938,058)   $10,635,609
Issuance of common stock (unaudited) 2,575,199                      25,752       6,570,995                     6,596,747
Net income (unaudited)                                                                            387,563        387,563
                                     ---------    ------------     -------     -----------    -----------    -----------
Balance at March 31, 1998            9,043,731    $          2     $90,437     $23,079,975    $(5,550,495)   $17,619,919
                                     =========    ============     =======     ===========    ===========    ===========


    The accompanying notes are an integral part of these financial statements


                         HI-RISE RECYCLING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                   (UNAUDITED)

                                                                                   THREE MONTHS            THREE MONTHS
                                                                                      ENDED                   ENDED
                                                                                  MARCH 31, 1997          MARCH 31, 1998
                                                                                  --------------          --------------
Operating Activities:
   Net income (loss)                                                              $   (182,722)          $   387,563
   Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
   Depreciation and amortization                                                        50,174                75,200
   Changes in assets and liabilities, net of acquisitions:
   Accounts receivable                                                                (722,164)             (192,232)
   Inventory                                                                            36,496                14,309
   Other assets                                                                        (22,756)               84,470
   Net investment in sales type leases                                                (232,398)                3,221
   Accounts payable and accrued liabilities                                            378,342              (368,882)
   Unearned service agreement revenue                                                   (3,534)                6,424
                                                                                  ------------           -----------
    Net cash (used in) provided by operating activities                               (698,562)               10,073
                                                                                  ------------           -----------

Investing Activities:
   Purchase of business net of cash acquired                                          (986,748)           (3,731,169)
   Maturity of investments                                                             597,973                    --
   Purchase of property and equipment                                                  (17,725)               (8,853)
                                                                                  ------------           -----------
   Net cash used in investing activities                                              (406,500)           (3,740,022)
                                                                                  ------------           -----------
Financing Activities:
   Restricted cash                                                                          --             3,022,035
   Loan from Officer                                                                        --               500,000
   Payments under credit line                                                         (165,085)           (2,167,974)
   Draws from line of credit                                                           475,000             2,639,304
   Payment of long-term debt                                                           (67,777)             (135,000)
                                                                                  ------------           -----------
 Net cash provided by financing activities                                             242,138             3,858,365
                                                                                  ------------           -----------

 Net (decrease) increase in cash and cash equivalents                                 (862,924)              128,416
 Cash and cash equivalents, beginning of period                                      1,711,752             1,134,131
                                                                                  ------------           -----------
 Cash and cash equivalents, end of quarter                                        $    848,828           $ 1,262,547
                                                                                  ------------           -----------

Purchase of business, net of cash acquired
   Working capital, other than cash                                                $(1,280,921)          $(4,097,621)
   Property, plant and equipment                                                      (573,618)              (73,442)
   Cost in excess of net assets acquired, net                                       (1,082,209)           (9,131,101)
   Revolving line of credit                                                            750,000             3,000,000
   Current portion of long-term debt                                                   180,000                    --
   Long-term debt                                                                      720,000                    --
   Common stock issued                                                                 300,000             6,570,995
                                                                                  ------------           -----------
Net cash used to acquire business                                                 $   (986,748)          $(3,731,169)
                                                                                  ------------           -----------


    The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998

1. The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1997 of Hi-Rise Recycling Systems, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

3. For financial reporting purposes, the Company reports revenues from sales type leases as equipment sales. Revenue from sales and sales type equipment leases is generally recognized when equipment is installed.

4. Net investment in sales type leases consists of the following at March 31, 1998:

    Minimum Lease Payments                                   $5,707,534
    Unearned Income                                          (1,208,156)
    Estimated Residual Value on Leased Equipment                385,926
                                                             ----------
    Total                                                    $4,885,304
                                                             ----------

5. On February 20, 1998, HS Acquisition Corp., a newly-formed wholly-owned subsidiary of the Company ("HS Acquisition Corp."), merged with and into Hesco Sales, Inc., a Florida corporation ("Hesco") owned by Evelio Acosta ("Acosta"), with Hesco as the surviving corporation (the "Hesco Merger"). As a result of the Hesco Merger, Hesco became a wholly-owned subsidiary of the Company. The consideration for the Hesco Merger paid by the Company was $8,300,000 in cash (including $2,236,281 in repayment of shareholder loans). As discussed in Note 6, the consideration for the Hesco Merger was partially funded by the net proceeds of a private placement. Approximately $500,000 of the Hesco Merger consideration was funded from the proceeds of a $500,000 five-year term loan from Donald Engel, Chairman of the Board of Directors and Chief Executive Officer of the Company. The remaining portion of the Hesco Merger consideration was funded through the proceeds of a line of credit and a term loan from Ocean Bank, N.A. Ocean Bank"). On February 20, 1998, AM Acquisition Corp., a newly-formed wholly-owned subsidiary of the Company, merged with and into Atlantic Maintenance of Miami, Inc., a Florida corporation ("Atlantic Maintenance") owned by Acosta, with Atlantic Maintenance as the surviving corporation (the "Atlantic Maintenance Merger"). As a result of the Atlantic Maintenance Merger, Atlantic Maintenance became a wholly-owned subsidiary of the Company. The consideration for the Atlantic Maintenance Merger consisted of 1,276,094 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"). The Company also entered into a seven year agreement with an affiliate of Acosta to lease Hesco's primary manufacturing facility. Hesco is engaged primarily in manufacturing, marketing and selling solid waste handling equipment products.

6. On February 20, 1998, the Company sold an aggregate of 1,299,098 shares of its Common Stock for $2.70 per share in a private placement to accredited investors (the "1998 Private Placement") in which it received aggregate gross proceeds of approximately $3,507,560. After payment of fees, expenses and commissions, the net proceeds to the Company from the 1998 Private Placement were approximately $3,100,000. The private placement was consummated in order to partially fund the cash portion of the Hesco Merger.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                           (UNAUDITED)      (CONTINUED)

7. The Company is currently in the process of evaluating its computer software and databases to determine whether or not modifications will be required to prevent problems related to the Year 2000. These problems could cause malfunctions in certain software and databases with respect to dates on or after January 1, 2000, unless corrected. At this time, the Company has not yet determined the cost of evaluating its computer software or databases or of making any modifications required to correct any Year 2000 problems. The Year 2000 issue may also effect the systems and applications of the Company's customers or suppliers. The Company has initiated formal communications with a number of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company will continue similar communication with major customers, and the balance of its major suppliers during 1998 to receive appropriate warranties and assurances that those parties are, or will be, Year 2000 compliant. Although the Company currently does not anticipate any material impact on its operations as a result of Year 2000 issues of its customers or suppliers, at this stage of its review, no assurance can be given that the failure by one or more of its major suppliers or customers to become Year 2000 compliant will not have a material adverse impact on its operations.

8. Earnings per share have been computed in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" by dividing net income (loss) by the weighted average number of common shares (basic earnings per share) and by the weighted average number of common shares plus dilutive common share equivalents outstanding (diluted earnings per share).

9. Effectuve January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gain and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 did not have an impact on the financial statements of the Company.

         In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 requires a public business enterprise report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Management is currently evaluating the requirements of SFAS No. 131 to determine whether additional disclosure is required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         Hi-Rise Recycling Systems, Inc., a Florida corporation (the "Company"), is primarily engaged in manufacturing, distributing, marketing and selling recycling and solid waste handling equipment. Until February 1997, the Company was primarily recycling and engaged in distributing, marketing and selling the Hi-Rise System, a proprietary automated system designed to collect source-separated recyclables and other solid waste in multi-story residential buildings. In February 1997, the Company expanded its product lines to include sheet metal fabrication products, consisting primarily of rubbish and laundry chutes. During the three-month period ended March 31, 1998, sales of sheet metal fabrication products accounted for approximately 31% of the Company's revenues. As described below, in February 1998, the Company acquired Hesco Sales Inc., a Florida corporation ("Hesco"), a company engaged in the business of manufacturing, marketing and selling solid waste handling equipment products. Hesco's product lines include waste containers and trash compaction systems. During the three months ended March 31, 1998, Hesco's product lines accounted for approximately 42% of the Company's revenues. The Company anticipates that in the future Hesco's product lines will be the Company's single largest source of revenue. In addition, the Company expects that its other principal sources of revenue will be sales of rubbish and linen chutes, trash compaction systems and the Hi-Rise System and sales-types leases of the Hi-Rise System.

         During the three-month period ended March 31, 1998, substantially all of the Company's operating revenues were derived from Hesco, Wilkinson and IDC Systems, Inc., which the Company acquired in February 1995, from saletype leases of the Hi-Rise System and from direct sales of the Hi-Rise System to multi-story residential building owners. To date, the Company has entered into 36 shared savings agreements, pursuant to which the Company manages a building's solid waste disposal and receives an amount equal to the building's monthly waste hauling bill prior to system installation (which amount is adjusted to reflect increases in the hauling rate). Under the terms of these agreements, the Company pays the building's current waste hauling bills and is entitled to retain between approximately 60-100% of the monthly savings realized as a result of any decrease in the building's waste hauling bill. The balance of any such savings is passed on to the building.

         On February 3, 1997, the Company acquired (the "Wilkinson Acquisition") substantially all of the assets other than real property (the "Wilkinson Assets") and assumed certain of the liabilities, which are not material to the Company, of Wilkinson Company, Inc., an Ohio corporation (the "Wilkinson Seller"). The Company consummated the Wilkinson Acquisition as part of its strategy to (i) expand its network of independent distributors, (ii) offer a fully integrated waste disposal system for multi-story buildings and (iii) commence manufacturing the components of the Company's systems. The aggregate purchase price paid for the Wilkinson Assets was $2,486,827 in cash, subject to adjustment under certain circumstances, and 76,272 shares of Common Stock, valued at $300,000. The Wilkinson Seller was engaged in the sale, manufacture, distribution and installation of sheet metal fabrication products, consisting primarily of laundry and rubbish chutes, as well as corner guards, kick and push plates, handrails and bumper rail systems. The Company, through its subsidiary, Wilkinson Company, Inc. ("Wilkinson"), is continuing the business previously conducted by the Wilkinson Seller. In connection with the Wilkinson Acquisition, Wilkinson entered into a lease with the Wilkinson Seller for its facility in Stow, Ohio. The Company has consolidated the manufacturing and engineering of certain of the Company's products at Wilkinson's facility in Ohio, which the Company believes will enable it to realize cost efficiencies.

         On February 20, 1998, HS Acquisition Corp., a newly-formed wholly-owned subsidiary of the Company, merged with and into Hesco, with Hesco as the surviving corporation (the "Hesco Merger"). As a result of the Hesco Merger, Hesco became a wholly-owned subsidiary of the Company. The consideration for the Hesco Merger paid by the Company was $8,300,000 in cash (including $2,236,281 in repayment of shareholder loans). The consideration for the Hesco Merger was partially funded by the net proceeds of the 1998 Private Placement (as defined below). Approximately $500,000 of the Hesco Merger consideration was funded from the proceeds of a $500,000 five-year term loan from Donald Engel, Chairman of the Board of Directors and Chief Executive Officer of the Company. The remaining portion of the Hesco Merger consideration was funded through the proceeds of a line of credit and a term loan from Ocean Bank. On February 20, 1998, AM Acquisition Corp., a newly-formed wholly-owned subsidiary of the Company, merged with and into Atlantic Maintenance of Miami, Inc., a Florida corporation ("Atlantic Maintenance"), with Atlantic Maintenance as the surviving corporation (the "Atlantic Maintenance Merger"). As a result of the Atlantic Maintenance Merger, Atlantic Maintenance became a wholly-owned subsidiary of the Company. The consideration for the Atlantic Maintenance Merger consisted of 1,276,094 shares of Common Stock. The Company also entered into a seven year agreement with an affiliate of Acosta to lease Hesco's primary manufacturing facility. Goodwill which resulted from the business combinations described above is being amortized over twenty years.

         On February 20, 1998, the Company sold an aggregate of 1,299,098 shares of its Common Stock for $2.70 per share in a private placement (the "1998 Private Placement") to accredited investors in which it received aggregate gross proceeds of approximately $3,507,560. After payment of fees, expenses and commissions, the net proceeds to the Company from the 1998 Private Placement were approximately $3,100,000. The private placement was consummated in order to partially fund the cash portion of the Hesco Merger.

         The Company's results of operations for the three months ended March 31, 1998 include the results of Wilkinson from January 1, 1998, while the Company's results of operations for the three months ended March 31, 1997 include the results of Wilkinson only from February 3, 1997. The Company's results of operations for the three months ended March 31, 1998 include the results of Hesco and Atlantic Maintenance from February 20, 1998, while the Company's results of operations for the three months ended March 31, 1997 do not include the results of Hesco or Atlantic Maintenance. Had the Hesco Merger been effective as of January 1, 1997, revenues for the three months ended March 31, 1997 would have been $4,875,327 as compared to $5,819,251 for the three months ended March 31, 1998, net income for the three months ended March 31, 1997 would have been $84,412 as compared to $567,015 for the three months ended March 31, 1998 and basic earnings per share for the three months ended March 31, 1997 would have been $0.01 per share as compared to $0.08 per share for the three months ended March 31, 1998.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997.

         Total revenue during the three months ended March 31, 1998 was $3,804,269, an increase of $1,930,229 compared to total revenue of $1,874,040 during the prior comparable three-month period. One of the primary sources of the increase is the inclusion of one month of sales of Hesco in this quarter in the amount of $1,628,061. In addition, revenue from equipment sales, consisting of sales of Hi-Rise Systems and trash compaction systems, decreased by $188,798 to $857,273 during the three months ended March 31, 1998, from $1,046,071 during the prior comparable three-month period. Revenues from trash chute sales increased by $630,774 to $1,193,876 during the three months ended March 31, 1998, from $563,102 during the prior comparable three-month period. This is primarily a result of the inclusion of a full three months of Wilkinson sales in 1998 compared to only two months in 1997, as well as a result of increased Wilkinson sales during the three months ended March 31, 1998. Revenue from service and parts increased by $102,404 to $367,271 during the three months ended March 31, 1998, compared to $264,867 during the prior comparable three-month period. This is primarily a result of the inclusion of service and parts for Hesco of $82,212.

         During the three months ended March 31, 1998, the Company had interest income of $175,957, an increase of $84,869 compared to $91,088 during the prior comparable three-month period. The increase in interest income is primarily attributable to increased interest realized from investments and additional leases in 1998 as compared to 1997.

         Total operating expenses during the three months ended March 31, 1998 were $3,458,948, an increase of $1,378,364 compared to total operating expenses of $2,080,584 during the prior comparable three-month period. A primary reason for the increase was the inclusion in the three months ended March 31, 1998 of additional cost of sales for Wilkinson of $311,122 and for Hesco of $1,117,654. Cost of equipment sold increased by $1,198,592 from $1,197,167 during the three months ended March 31, 1997 to $2,395,759 during the three months ended March 31, 1998. As a percentage of equipment sales, trash chute sales and service and parts revenue, cost of equipment sold decreased to 63% during the three months ended March 31, 1998 from 64% during the prior comparable three-month period. Selling and marketing expenses during the three months ended March 31, 1998 were $399,441, an increase of $24,398 compared to selling and marketing expenses of $375,043 during the prior comparable three-month period. Selling and marketing expenses for the three months ended March 31, 1998 include approximately $26,000 of additional expenses for Hesco for one month of 1998. General and administrative expenses during the three months ended March 31, 1998 were $660,584, an increase of $184,164 compared to general and administrative expenses of $476,420 during the prior comparable three-month period. General and administrative expenses for the three months ended March 31, 1998 include approximately $211,000 of such expenses for Hesco. Interest expense increased by $66,449 to $133,715 as compared to the prior comparable three-month period, as a result of increased borrowings under the Company's lines of credit to finance the acquisition of the Wilkinson Assets and the Hesco Merger.

         As a result, the Company realized net income of $387,563 during the three months ended March 31, 1998, compared to a net loss of $182,722 during the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had working capital of $2,118,834 and cash and cash equivalents aggregating $1,262,547 compared to working capital of $4,488,494 and cash and cash equivalents of $1,134,131 at December 31, 1997.

         The Company's primary sources of working capital are the net proceeds of approximately $1.8 million from the sale of Series B Preferred Stock in June and July 1997 and a $3.0 million line of credit with Ocean Bank for its lease financing arrangements.

         The Company has a line of credit with Ocean Bank under which the Company may borrow up to 75% of the present value of eligible leases of the Hi-Rise Systems entered into since January 1994. The line of credit is collateralized by leases of the Company's Hi-Rise System, bears interest at a rate per annum equal to Citibank's prime rate plus 1.0% and is payable on demand. The line was increased from $2.0 million to $3.0 million on or about September 30, 1997. As of March 31, 1998, the outstanding balance under this line of credit was $2,891,719.

         The Company has entered into a lease financing arrangement with Western Finance and Lease, Inc., formerly known as First Sierra, Inc. ("Western Finance"), pursuant to which Western Finance has agreed to purchase, from time to time, eligible leases of Hi-Rise Systems from the Company for a purchase price equal to the discounted present value of the leases purchased. In the event that a lessee defaults under a lease purchased by Western Finance, Western Finance has the right to require the Company to repurchase 25% of the lease obligations. At March 31, 1998, the Company's contingent repurchase obligations under this arrangement equaled $146,174.

         In order to fund the cash portion of the purchase price for the Wilkinson Assets, in February 1997, the Company obtained an $850,000 line of credit and a $900,000 five-year term loan from Ocean Bank. In February 1998, the line of credit was increased to $1,000,000. The line of credit and the term loan are secured by the Wilkinson Assets and bear interest at a rate per annum equal to Citibank's prime rate plus 1%. As of March 31, 1998, the outstanding balance under this line of credit was $978,844. The line of credit is due in February 1999. The term loan is payable in monthly installments of principal and interest through February 2002.

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

         Net cash used in operating activities was $698,562 during the three-month period ended March 31, 1997, compared to net cash provided by operating activities of $10,073 during the three-month period ended March 31, 1998. The change was primarily attributable to the change from a net loss to net income. In addition, accounts receivable increased by $192,232 and accounts payable decreased by $368,882. The increase in accounts receivable is the result of increased sales by Wilkinson and Hesco during the three months ended March 31, 1998. Accounts payable decreased as a result of purchases of equipment for systems installed in the fourth quarter of 1997 and paid in the first quarter of 1998, the revenues from which were booked in the fourth quarter of 1997. Net cash provided by financing activities was $3,858,365 during the three months ended March 31, 1998. This is mainly the result of proceeds received from the 1998 Private Placement and draws under the lines of credit in order to provide working capital and to fund the cash portion of the purchase price for the Hesco Merger. These funds were received in 1997 but not used until the Hesco Merger was consummated. Net cash used in investing activities was $3,740,022 during the three months ended March 31, 1998 relating to the acquisition of Hesco.

         The Company currently has no outstanding material commitments for capital expenditures. The Company's primary requirements for capital will be the cost of equipment sold, leased and rented, strategic acquisitions, marketing and sales costs associated with the Company's national and international expansion into new target markets and efforts to establish a nationwide distribution network and general and administrative expenses associated with the Company's plan for expansion. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or its existing capital and cash flow otherwise prove to be insufficient (due to unanticipated expenses, delays, problems, difficulties or otherwise), the Company could be required to seek additional financing or may be required to curtail its expansion or other activities. In the event that the Company requires additional financing, the Company may seek to raise capital through the sale of its debt or equity securities, including at prices which represent significant discounts from the market price of the Common Stock.

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

         The foregoing Management's Discussion and Analysis or Plan of Operation contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for the Company's products; increases in costs of sales and the effect of general economic conditions generally and factors affecting the waste hauling and construction industries. These statements by their nature involve substantial risks and uncertainties and actual events or results may differ as a result of these and other factors.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Not applicable.

ITEM 2. CHANGES IN SECURITIES

         Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5. OTHER INFORMATION

         Not applicable.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

         (A)      EXHIBITS:

        EXHIBITS                          DESCRIPTION
        --------                          -----------
           11               Statement Re: Computation of Per Share Earnings

           27               Financial Data Schedule

         (B)      REPORT ON FORM 8-K:

         The Company filed a Current Report on Form 8-K on March 9, 1998 in connection with the Hesco Merger and the Atlantic Maintenance Merger, which included the audited combined financial statements of Hesco Sales, Inc. and Subsidiaries and Atlantic Maintenance of Miami, Inc. Pro Forma financial statements relating to the Hesco Merger and the Atlantic Maintenance Merger were contained in the Form 10-KSB for the fiscal year ended December 31, 1997 filed by the Company on March 31, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HI-RISE RECYCLING SYSTEMS, INC.

Date:  May 14, 1998             By: /S/ DONALD ENGEL
                                    -----------------
                                    Donald Engel, Chairman of the Board and
                                    Chief Executive Officer (principal executive
                                    officer)

Date:  May 14, 1998                 /S/ BRADLEY HACKER
                                    ------------------
                                    Bradley Hacker, Chief Financial Officer
                                    (Principal Financial and Accounting
                                    Officer)

                                  EXHIBIT INDEX


EXHIBIT                        DESCRIPTION

11             Statement Re: Computation of Per Share Earnings

27             Financial Data Schedule