Form 10QSB
period 1998-06-30
HI RISE RECYCLING SYSTEMS INC
filed 1998-08-14
CIK 906605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    [X]    Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

    [ ]    Transition Report under Section 13 or 15(d) of the Exchange Act

             FOR THE TRANSITION PERIOD FROM___________ TO___________

                         COMMISSION FILE NUMBER 0-21946

                         HI-RISE RECYCLING SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         FLORIDA                                          65-0222933
-------------------------------                       -----------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

                    8505 NW 74TH STREET, MIAMI, FLORIDA 33166
                    -----------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 597-0243
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by
                          Section 13 or 15(d) of the Exchange Act during the
past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]                   NO [ ]

The number of shares outstanding of the Issuer's Common Stock, $.01 Par Value, as of August 13, 1998 was 9,054,879.

Transitional small business disclosure format:

YES [X]                   NO [ ]


                                      INDEX

PART I       FINANCIAL INFORMATION                                               PAGE

Item 1.      Consolidated Financial Statements                                     3

             Consolidated Balance Sheets as of December 31, 1997 and               3
                June 30, 1998

             Consolidated Statements of Operations for the three and six months    4
                ended June 30, 1997 and 1998

             Consolidated Statement of Changes in Shareholders' Equity             5
                for the six months ended June 30, 1998

             Consolidated Statements of Cash Flows for the three and six months
                ended June 30, 1997 and 1998                                       6

             Notes to Consolidated Financial Statements                            7

Item 2.      Management's Discussion and Analysis of Financial Condition and       9
             Results of Operations

PART II.    OTHER INFORMATION

Item 1.      Legal Proceedings                                                    12

Item 2.      Changes in Securities                                                12

Item 3.      Defaults Upon Senior Securities                                      12

Item 4.      Submission of Matters to a Vote of Security Holders                  12

Item 5.      Other Information                                                    13

Item 6.      Exhibits and Reports on Form 8-K                                     13

             SIGNATURES                                                           14



                         HI-RISE RECYCLING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                    AS OF DECEMBER 31, 1997 AND JUNE 30, 1998


                           ASSETS
                                                                                     (UNAUDITED)
                                                               DECEMBER 31, 1997    JUNE 30, 1998
                                                               -----------------    -------------
Current assets:

Cash and cash equivalents                                         $  1,134,131     $  2,000,658
Restricted cash                                                      3,022,035             --
Investments                                                               --            157,101
Accounts receivable, net of allowance for doubtful accounts of
 $147,299 and $199,316 in 1997 and 1998, respectively                3,071,380        6,494,994
Inventory                                                            2,002,163        3,574,991
Other assets                                                           613,006          464,091
                                                                  ------------     ------------

   Total current assets                                              9,842,715       12,691,835

Property and equipment, net                                          1,172,692        1,576,668
Note receivable from related party                                      33,223           34,225
Net investment in sales type leases                                  4,888,526        5,370,102
Deferred acquisition costs                                             240,674             --
Goodwill                                                             3,007,020       12,087,957
                                                                  ------------     ------------

   Total assets                                                   $ 19,184,850     $ 31,760,787
                                                                  ============     ============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued liabilities                          $    943,212     $  2,596,948
Income taxes payable                                                    11,000             --
Note payable to officer                                                   --            500,000
Revolving lines of credit                                            3,707,185        6,953,861
Current portion of long-term debt                                      690,000          540,000
Unearned service agreement revenue                                       2,824            8,446
                                                                  ------------     ------------

   Total current liabilities                                         5,354,221       10,599,255

Long-term debt                                                       3,195,020        2,820,000
                                                                  ------------     ------------

   Total liabilities                                                 8,549,241       13,419,255
                                                                  ------------     ------------
Shareholders' equity:

Preferred stock, $.01 par value per share; 1,000,000
shares authorized; 200 shares issued and outstanding
at December 31, 1997 and June 30, 1998, liquidation
preference of $2,000,000                                                     2                2
Common stock, $.01 par value; 20,000,000 shares authorized,
6,468,532 and 9,054,879 shares issued and outstanding
at December 31, 1997 and June 30, 1998, respectively                    64,685           90,549
Additional paid-in capital                                          16,508,980       22,979,743
Accumulated deficit                                                 (5,938,058)      (4,728,762)

Total shareholders' equity                                          10,635,609       18,341,532
                                                                  ------------     ------------

Total liabilities and shareholders' equity                        $ 19,184,850     $ 31,760,787
                                                                  ============     ============


    The accompanying notes are an integral part of these financial statements



                         HI-RISE RECYCLING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                                  (UNAUDITED)

                                THREE MONTHS           THREE               SIX               SIX
                                                       MONTHS             MONTHS            MONTHS
                                    ENDED              ENDED              ENDED             ENDED
                                JUNE 30, 1997      JUNE 30, 1998      JUNE 30, 1997     JUNE 30, 1998
                                -------------      -------------      -------------     --------------
Total Revenues:                  $  2,737,811       $  7,312,856       $  4,661,851       $ 10,888,128
                                 ------------       ------------       ------------       ------------
Cost and Operating Expenses:

Cost of equipment sold              1,558,851          4,738,288          2,806,018          6,910,693

Selling and marketing                 580,306            400,875            955,349            800,316

General and administrative            521,714          1,138,987            998,134          1,799,571

Product development                    14,888             49,820             46,842             52,984
                                 ------------       ------------       ------------       ------------

Total operating costs and
  expenses                          2,675,759          6,327,970          4,806,343          9,563,564
                                 ============       ============       ============       ============

Operating Income (loss)                62,052            984,886           (144,492)         1,324,564

Other income (expense):
   Interest income.............       112,044            105,874            203,132            281,463

   Interest expense............      (162,675)          (263,016)          (229,941)          (396,731)
                                 ============       ============       ============       ============

Net  income (loss).............        11,421            827,744           (171,301)         1,209,296
                                 ============       ============       ============       ============

Basic income (loss) per share..  $       0.00       $       0.09       $      (0.03)      $       0.13

Weighted average common shares
   outstanding used for basic
   calculation.................     5,585,833          9,054,879          6,318,522          9,047,940

 Diluted Income (loss)
   per share...................  $       0.00       $       0.07       $      (0.03)      $       0.10
                                 ============       ============       ============       ============
Weighted average common shares
   outstanding used in
   diluted calculation.........     6,292,456         12,734,783          6,318,522         12,729,431



    The accompanying notes are an integral part of these financial statements


                         HI-RISE RECYCLING SYSTEMS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 3O, 1998


                                           SHARES OF                                  ADDITIONAL                       TOTAL
                                            COMMON      PREFERRED        COMMON        PAID-IN       ACCUMULATED     SHAREHOLDERS'
                                             STOCK        STOCK           STOCK        CAPITAL         DEFICIT         EQUITY
                                         -----------   -----------    -----------    ------------   ------------    --------------
Balance at December 31, 1997              6,468,532    $         2    $    64,685    $16,508,980    $(5,938,058)    $10,635,609

Issuance of common stock (unaudited)      2,586,347           --           25,864      6,470,763           --         6,496,627

Net income (unaudited)                         --             --             --             --        1,209,296       1,209,296
                                        -----------    -----------    -----------    -----------    -----------     -----------
Balance at June 30, 1998                  9,054,879    $         2    $    90,549    $22,979,743    $(4,728,762)    $18,341,532
                                        ===========    ===========    ===========    ===========    ===========     ===========


   The accompanying notes are an integral part of these financial statements



                         HI-RISE RECYCLING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                                   (UNAUDITED)



                                                            SIX MONTHS      SIX MONTHS
                                                              ENDED            ENDED
                                                           JUNE 30, 1997   JUNE 30, 1998
                                                           -------------   -------------
Operating Activities:
   Net income (loss)                                       $  (171,301)     $ 1,209,296
   Adjustments to reconcile net income (loss)
      to net cash (used in) provided by
      operating activities:
   Depreciation and amortization                               140,615          354,430
   Changes in assets and liabilities, net
      of acquisitions:
   Accounts receivable                                        (871,013)        (977,329)
   Inventory                                                  (156,618)         (80,627)
   Other assets                                               (141,209)         175,924
   Net investment in sales type leases                        (725,042)        (481,577)
   Accounts payable and accrued liabilities                    447,038          798,764
   Unearned service agreement revenue                           (3,535)           5,622
                                                           -----------      -----------

   Net cash (used in) provided by operating activities      (1,481,065)       1,004,503
                                                           -----------      -----------

Investing Activities:
   Purchase of business net of cash acquired                (1,013,917)      (4,057,400)
   Maturity of investments                                     597,973             --
   Purchase of property and equipment                          (22,125)         (74,941)
                                                           -----------      -----------
   Net cash used in investing activities                      (438,069)      (4,132,341)
                                                           -----------      -----------
Financing Activities:
   Restricted cash                                                --          3,022,035
   Loan from Officer                                              --            500,000
   Payments under credit line                                 (815,316)      (5,457,740)
   Draws from line of credit                                 1,337,945        6,065,070
   Issuance of preferred stock                                 930,145             --
   Payment of long-term debt                                  (112,777)        (135,000)
                                                           -----------      -----------
 Net cash provided by financing activities                   1,339,997        3,994,365
                                                           -----------      -----------
 Net (decrease) increase in cash and cash equivalents         (579,137)         866,527
 Cash and cash equivalents, beginning of period              1,711,752        1,134,131
                                                           -----------      -----------
 Cash and cash equivalents, end of period                  $ 1,132,615      $ 2,000,658
                                                           -----------      -----------
Purchase of business, net of cash acquired
   Working capital, other than cash                        $(1,280,921)     $(3,957,087)
   Property, plant and equipment                              (573,618)        (213,976)
   Cost in excess of net assets acquired, net               (1,109,378)      (9,357,212)
   Revolving line of credit                                    750,000        3,000,000
   Current portion of long-term debt                           180,000             --
   Long-term debt                                              720,000             --
   Common stock issued                                         300,000        6,470,875
                                                           -----------      -----------
Net cash used to acquire business                          $(1,013,917)     $(4,057,400)
                                                           -----------      -----------


The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998


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

2. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

3. For financial reporting purposes, the Company reports revenues from sales type leases as equipment sales. Revenue from sales and sales type equipment leases is generally recognized when equipment is installed.

4. Net investment in sales type leases consists of the following at June 30, 1998:

     Minimum Lease Payments                                      $ 6,507,276
     Unearned Income                                              (1,523,100)
     Estimated Residual Value on Leased Equipment                    385,926
                                                                 -----------

     Total                                                       $ 5,370,102
                                                                 -----------

5. On February 20, 1998, HS Acquisition Corp., a newly-formed wholly-owned subsidiary of the Company ("HS Acquisition Corp."), merged with and into Hesco Sales, Inc., a Florida corporation ("Hesco") owned by Evelio Acosta ("Acosta"), with Hesco as the surviving corporation (the "Hesco Merger"). As a result of the Hesco Merger, Hesco became a wholly-owned subsidiary of the Company. The consideration for the Hesco Merger paid by the Company was $8,300,000 in cash (including $2,236,281 in repayment of shareholder loans). As discussed in Note 6, the consideration for the Hesco Merger was partially funded by the net proceeds of a private placement. Approximately $500,000 of the Hesco Merger consideration was funded from the proceeds of a $500,000 five-year term loan from Donald Engel, Chairman of the Board of Directors and Chief Executive Officer of the Company. The remaining portion of the Hesco Merger consideration was funded through the proceeds of a line of credit and a term loan from Ocean Bank, N.A. Ocean Bank"). On February 20, 1998, AM Acquisition Corp., a newly-formed wholly-owned subsidiary of the Company, merged with and into Atlantic Maintenance of Miami, Inc., a Florida corporation ("Atlantic Maintenance") owned by Acosta, with Atlantic Maintenance as the surviving corporation (the "Atlantic Maintenance Merger"). As a result of the Atlantic Maintenance Merger, Atlantic Maintenance became a wholly-owned subsidiary of the Company. The consideration for the Atlantic Maintenance Merger consisted of 1,276,094 shares of the Company's common stock. The Company also entered into a seven year agreement with an affiliate of Acosta to lease Hesco's primary manufacturing facility. Hesco is engaged primarily in manufacturing, marketing and selling solid waste handling equipment products.

The acquisitions made by the Company has been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired companies are included in the Company's consolidated results of operations from the respective dates of acquisition.

The consideration for the Company's acquisition for Hesco and Atlantic Maintenance has been allocated to the assets and liabilities acquired based upon their respective fair values. The components of the purchase price allocation, including fees and expenses are as follows:

   Working capital, other than cash                             $  (3,957,087)
   Property, plant and equipment                                     (213,976)
   Goodwill                                                        (9,357,212)
   Revolving line of credit                                         3,000,000
   Common stock issued                                              6,470,875
                                                                -------------

Net cash used to acquire businesses                             $  (4,057,400)
                                                                -------------

The following information presents the unaudited pro forma condensed results of operations for the period January 1, 1997 through June 30, 1997 as if the Company's acquisition of Hesco and Atlantic Maintenance had occurred on January 1, 1997. The pro forma results are presented for informational purposes only and are not necessarily indicative of the future results of operation of the Company or the results of operation of the Company had the acquisitions occurred on January 1, 1997.

                                                                   PRO FORMA
                                                                  RESULTS OF
                                                                  OPERATIONS
                                                                  ----------
   Net revenues                                                   $9,756,723
   Net income                                                     $  244,914
   Earnings per common share-basic                                $      .03
   Earnings per common share-diluted                              $      .02

6. On February 20, 1998, the Company sold an aggregate of 1,299,098 shares of its Common Stock for $2.70 per share in a private placement to accredited investors (the "1998 Private Placement") in which it received aggregate gross proceeds of approximately $3,507,560. After payment of fees, expenses and commissions, the net proceeds to the Company from the 1998 Private Placement were approximately $3,100,000. The 1998 Private Placement was consummated in order to partially fund the cash portion of the Hesco Merger.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1998
                      (UNAUDITED)        (CONTINUED)


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

9. Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gain and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 did not have a material impact on the financial statements of the Company.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 requires a public business enterprise report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Management is currently evaluating the requirements of SFAS No. 131 to determine whether additional disclosure is required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Hi-Rise Recycling Systems, Inc., a Florida corporation (the "Company"), is primarily engaged in manufacturing, distributing, marketing and selling recycling and solid waste handling equipment. Until February 1997, the Company was primarily engaged in distributing, marketing and selling the Hi-Rise System, a proprietary automated system designed to collect source-separated recyclables and other solid waste in multi-story residential buildings. In February 1997, the Company expanded its product lines to include sheet metal fabrication products, consisting primarily of rubbish and laundry chutes. During the three and six-months period ended June 30, 1998, sales of sheet metal fabrication products accounted for approximately 16% and 23%, respectively, of the Company's revenues. As described below, in February 1998, the Company acquired Hesco Sales Inc., a Florida corporation ("Hesco"), a company engaged in the business of manufacturing, marketing and selling solid waste handling equipment products. Hesco's product lines include waste containers and trash compaction systems. During the three and six months ended June 30, 1998, Hesco's product lines accounted for approximately 62% and 55%, respectively, of the Company's revenues. The Company anticipates that in the future Hesco's product lines will be the Company's single largest source of revenue. In addition, the Company expects that its other principal sources of revenue will be sales of rubbish and linen chutes, trash compaction systems and the Hi-Rise System and sales-types leases of the Hi-Rise System.

During the six month period ended June 30, 1998, substantially all of the Company's operating revenues were derived from Hesco, Wilkinson Company, Inc.and IDC Systems, Inc., which the Company acquired in February 1995, from sales type leases of the Hi-Rise System and from direct sales of the Hi-Rise System to multi-story residential building owners.

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

On February 20, 1998, HS Acquisition Corp., a newly-formed wholly-owned subsidiary of the Company, merged with and into Hesco, with Hesco as the surviving corporation (the "Hesco Merger"). As a result of the Hesco Merger, Hesco became a wholly-owned subsidiary of the Company. The consideration for the Hesco Merger paid by the Company was $8,300,000 in cash (including $2,236,281 in repayment of shareholder loans. The consideration for the Hesco Merger was partially funded by the net proceeds of the 1998 Private Placement (as defined below). Approximately $500,000 of the Hesco Merger consideration was funded from the proceeds of a $500,000 five-year term loan from Donald Engel, Chairman of the Board of Directors and Chief Executive Officer of the Company. The remaining portion of the Hesco Merger consideration was funded through the proceeds of a line of credit and a term loan from Ocean Bank N.A. ("Ocean Bank"). On February 20, 1998, AM Acquisition Corp., a newly-formed wholly-owned subsidiary of the Company, merged with and into Atlantic Maintenance of Miami, Inc., a Florida corporation ("Atlantic Maintenance"), with Atlantic Maintenance as the surviving corporation (the "Atlantic Maintenance Merger"). As a result of the Atlantic Maintenance Merger, Atlantic Maintenance became a wholly-owned subsidiary of the Company. The consideration for the Atlantic Maintenance Merger consisted of 1,276,094 shares of Common Stock. The Company also entered into a seven year agreement with an affiliate of Acosta to lease Hesco's primary manufacturing facility. Goodwill which resulted from the business combinations described above is being amortized over twenty years.

On February 20, 1998, the Company sold an aggregate of 1,299,098 shares of its Common Stock for $2.70 per share in a private placement (the "1998 Private Placement") to accredited investors in which it received aggregate gross proceeds of approximately $3,507,560. After payment of fees, expenses and commissions, the net proceeds to the Company from the 1998 Private Placement were approximately $3,100,000. The 1998 Private Placement was consummated in order to partially fund the cash portion of the Hesco Merger.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997.

Total revenue during the three months ended June 30, 1998 was $7,028,547, an increase of $4,240,736 compared to total revenue of $2,787,811 during the prior comparable three-month period. One of the primary sources of the increase is the inclusion of Hesco in this quarter in the amount of $4,321,907. In addition, revenue from equipment sales, consisting of sales of Hi-Rise Systems and trash compaction systems, increased by $108,153 to $1,156,112 during the three months ended June 30, 1998, from $1,047,959 during the prior comparable three-month period. Revenues from trash chute sales increased by $55,709 to $1,341,359 during the three months ended June 30, 1998, from $1,285,650 during the prior comparable three-month period. Revenue from service and parts increased by $56,341 to $351,465 during the three months ended June 30, 1998, compared to $295,124 during the prior comparable three-month period. This is primarily a result of the inclusion of service and parts for Hesco of $55,212.

During the three months ended June 30, 1998, the Company had interest income of $105,874, a decrease of $6,170 compared to $112,044 during the prior comparable three-month period.

Total operating expenses during the three months ended June 30, 1998 were $6,049,304, an increase of $3,373,545 compared to total operating expenses of $2,675,759 during the prior comparable three-month period. A primary reason for the increase was the inclusion in the three months ended June 30, 1998 of additional cost of sales for Hesco of $3,151,450. Cost of equipment sold increased by $2,850,771 from $1,608,851 during the three months ended June 30, 1997 to $4,459,622 during the three months ended June 30, 1998. As a percentage of revenue cost of equipment sold increased to 63% during the three months ended June 30, 1998 from 58% during the prior comparable three-month period. The primary reason for the increase is the inclusion of Hesco's cost of sales which is approximately 70% of its revenue, Hesco's accounting for 54% of the Company's overall revenue. Selling and marketing expenses during the three months ended June 30, 1998 were $400,875, a decrease of $179,431 compared to selling and marketing expenses of $580,306 during the prior comparable three-month period. Selling and marketing expenses for the three months ended June 30, 1998 include approximately $200,422 of additional expenses for Hesco for the three month period. A primary reason for the decrease is cost saving enacted the later half of 1997 flowing into the first half of this year. Also with the Hesco merger clerical sales staff was allocated to administrative expense as they are now considered to be administrative personnel. General and administrative expenses during the three months ended June 30, 1998 were $1,138,987, an increase of $617,273 compared to general and administrative expenses of $521,784 during the prior comparable three-month period. General and administrative expenses for the three months ended June 30, 1998 include approximately $453,777 of such expenses for Hesco. The other increase is the previous mentioned sales staff moved to administrative. Interest expense increased by $100,341 to $263,016 as compared to the prior comparable three-month period, as a result of increased borrowings under the Company's lines of credit to finance the Hesco Merger.

As a result, the Company realized net income of $822,101 during the three months ended June 30, 1998, compared to net income of $11,421 during the three months ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

Total revenue during the six months ended June 30, 1998 was $10,832,816, an increase of $6,170,965 compared to total revenue of $4,661,851 during the prior comparable six-month period. One of the primary sources of the increase is the inclusion of four months of sales of Hesco in this quarter in the amount of $6,191,981. Revenue from equipment sales, consisting of sales of Hi-Rise Systems and trash compaction systems, decreased by $296,015 to $1,323,839 during the six months ended June 30, 1998, from $1,619,854 during the prior comparable six-month period. Revenues from trash chute sales increased by $666,581 to $2,506,235 during the six months ended June 30, 1998, from $1,839,654 during the prior comparable six-month period. This is primarily a result of the inclusion of a full six months of Wilkinson sales in 1998 compared to only five months in 1997, as well as increased Wilkinson sales during the six months ended June 30, 1998. Revenue from service and parts increased by $127,540 to $485,820 during the six months ended June 30, 1998, compared to $358,280 during the prior comparable six-month period. This is primarily a result of the inclusion of service and parts for Hesco of $140,424.

During the six months ended June 30, 1998, the Company had interest income of $281,831, an increase of $78,699 compared to $203,132 during the prior comparable six-month period. The increase in interest income is primarily attributable to increased interest realized from investments and additional leases in 1998 as compared to 1997.

Total operating expenses during the six months ended June 30, 1998 were $9,508,252, an increase of $4,701,409 compared to total operating expenses of $4,806,343 during the prior comparable six-month period. A primary reason for the increase was the inclusion in the six months ended June 30, 1998 of additional cost of sales for Wilkinson of $1,854,613 and for Hesco of $4,109,511. Cost of equipment sold increased by $4,049,363 from $2,806,018 during the six months ended June 30, 1997 to $6,855,381 during the six months ended June 30, 1998. As a percentage of revenue, cost of equipment sold increased to 63% during the six months ended June 30, 1998 from 60% during the prior comparable six-month period. Selling and marketing expenses during the six months ended June 30, 1998 were $800,316, a decrease of $155,033 compared to selling and marketing expenses of $955,349 during the prior comparable six-month period. Selling and marketing expenses for the six months ended June 30, 1998 include approximately $221,422 of additional expenses for Hesco for four months of 1998. General and administrative expenses during the six months ended June 30, 1998 were $1,799,571, an increase of $801,437 compared to general and administrative expenses of $948,134 during the prior comparable six-month period. General and administrative expenses for the six months ended June 30, 1998 include approximately $550,000 of such expenses for Hesco. Interest expense increased by $166,790 to $396,731 as compared to the prior comparable six-month period, as a result of increased borrowings under the Company's lines of credit to finance the Hesco Merger.

As a result, the Company realized net income of $1,209,296 during the six months ended June 30, 1998, compared to a net loss of $171,301 during the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had working capital of $2,092,580 and cash and cash equivalents aggregating $2,000,658 compared to working capital of $4,488,494 and cash and cash equivalents of $1,134,131 at December 31, 1997.

The Company's primary sources of working capital are the net proceeds of approximately $1.8 million from the sale of Series B Preferred Stock in June and July 1997 and its lines of credit with Ocean Bank in the aggregate amount of $7.0 million including a $3.0 million line of credit for its lease financing arrangements. At June 30, 1998 an aggregate of $6,953,861 was outstanding under these lines of credit.

The Company has a line of credit with Ocean Bank under which the Company may borrow up to 75% of the present value of eligible leases of the Hi-Rise Systems entered into since January 1994. The line of credit is collateralized by leases of the Company's Hi-Rise System, bears interest at a rate per annum equal to Citibank's prime rate plus 1.0% and is payable on demand. The line was increased from $2.0 million to $3.0 million on or about September 30, 1997. As of June 30, 1998, the outstanding balance under this line of credit was $2,992,189.

The Company has entered into a lease financing arrangement with Western Finance and Lease, Inc., formerly known as First Sierra, Inc. ("Western Finance"), pursuant to which Western Finance has agreed to purchase, from time to time, eligible leases of Hi-Rise Systems from the Company for a purchase price equal to the discounted present value of the leases purchased. In the event that a lessee defaults under a lease purchased by Western Finance, Western Finance has the right to require the Company to repurchase 25% of the lease obligations. At June 30, 1998, the Company's contingent repurchase obligations under this arrangement equaled $142,174.

In order to fund the cash portion of the purchase price for the Wilkinson Assets, in February 1997, the Company obtained an $850,000 line of credit and a $900,000 five-year term loan from Ocean Bank. In February 1998, the line of credit was increased to $1,000,000. The line of credit and the term loan are secured by the Wilkinson Assets and bear interest at a rate per annum equal to Citibank's prime rate plus 1%. As of June 30, 1998, the outstanding balance under this line of credit was $999,432. The line of credit is due in February 1999. The term loan is payable in monthly installments of principal and interest through February 2002.

In order to fund part of the cash portion of the Hesco Merger, in February 1998, the Company obtained a $3,000,000 line of credit and a $3,000,000 term loan from Ocean Bank. The term loan was obtained on December 31, 1997. The line of credit and the term loan are secured by Hesco's accounts receivable, inventory and fixed assets and bear interest at a rate per annum equal to Citibank's prime rate plus 1%. The line of credit is due in February 1999. At June 30, 1998, the outstanding balance under this line of credit was $3,000,000. The term loan is payable in 100 monthly installments of principal and interest through April 2006. Approximately $500,000 of the cash portion of the purchase price for the Hesco Merger was funded from the proceeds of a $500,000 five-year term loan, at an annual interest rate of 10%, from Donald Engel, the Chairman of the Board of Directors and the Chief Executive Officer of the Company. The remaining portion of the purchase price was funded from the proceeds of the 1998 Private Placement.

Net cash provided in operating activities was $1,004,503 during the six-month period ended June 30, 1998, compared to net cash used in operating activities of $1,481,065 during the six-month period ended June 30, 1997. The change was primarily attributable to the change from a net loss to net income. In addition, accounts receivable increased by $977,329 and accounts payable and accrued liabilities decreased by $798,764. The increase in accounts receivable is the result of increased sales by Wilkinson and Hesco during the six months ended June 30, 1998. Hesco shipped a large order totaling $1.0 million to a major customer. In addition, Wilkinson had its largest sales in the last month of the period. Accounts payable increased as a result the heavy volume in June for expenses to be allocated for the current quarter. Net cash provided by financing activities was $3,994,365 during the six months ended June 30, 1998. This is mainly the result of proceeds received from the 1998 Private Placement and draws under the lines of credit in order to provide working capital and to fund the cash portion of the purchase price for the Hesco Merger. These funds were received in 1997 but not used until the Hesco Merger was consummated. Net cash used in investing activities was $4,132,341 during the six months ended June 30, 1998 relating to the acquisition of Hesco.

The Company currently has no outstanding material commitments for capital expenditures. The Company's primary requirements for capital will be the cost of equipment sold, leased and rented, strategic acquisitions, marketing and sales costs associated with the Company's national and international expansion into new target markets and efforts to establish a nationwide distribution network and general and administrative expenses associated with the Company's plan for expansion. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or its existing capital and cash flow otherwise prove to be insufficient (due to unanticipated expenses, delays, problems, difficulties or otherwise), the Company could be required to seek additional financing or may be required to curtail its expansion or other activities. In the event that the Company requires additional financing, the Company may seek to raise capital through the sale of its debt or equity securities, including at prices which represent significant discounts from the market price of the Common Stock. The Company anticipates that cash flow from operations borrowings under its existing lines of credit and the remaining proceeds from the sale of the Series B Convertible Preferred Stock will be sufficient to enable the Company to meet its anticipated cash requirements for the next 12 months, except that the Company may be required to seek additional financing for acquisitions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A. The Annual Meeting of Shareholders (the "Meeting") of the Company was held on July 15, 1998.

         B.  Not applicable because:

               (i) Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.

               (ii) There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement dated June 12, 1998; and

               (iii) All such nominees were elected.

         C.  The matters voted on at the meeting consisted of the following:

               (i) The election of four members to the Company's Board of Directors. The name of each nominee for election and the number of shares voted for and against such nominee, as well as the number of abstentions and broker non-votes with respect to such nominee, are set forth below:

NAME                     FOR             AGAINST    ABSTAIN    NON-VOTES
---------------        ---------         -------    -------    ---------
Don Engel              7,183,475         189,060       -0-       -0-
Warren Adelson         7,183,475         189,060       -0-       -0-
Ira Merritt            7,183,475         189,060       -0-       -0-
Joel Pashcow           7,183,475         189,060       -0-       -0-

         (ii) A proposal to approve the adoption of the Company's 1998 Executive Incentive Compensation Plan and the reservation of 1,000,000 shares of common stock for issuance pursuant to the 1998 Executive Incentive Compensation Plan. 6,951,123 shares were voted in favor of such proposal, 242,112 shares against and 179,300 abstained. In addition, there were 1,098,888 broker non-votes with respect to such proposal.

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

                                   HI-RISE RECYCLING SYSTEMS, INC.

Date:   August 13, 1998             By: /s/ DONALD ENGEL
                                       -----------------
                                    Donald Engel, Chairman of the Board and
                                    Chief Executive Officer (principal executive
                                    officer)

Date:   August 13, 1998                /s/ BRADLEY HACKER
                                       ------------------
                                    Bradley Hacker, Chief Financial Officer
                                    (Principal Financial and Accounting
                                    Officer)

                                  EXHIBIT INDEX

EXHIBIT                          DESCRIPTION

11              Statement Re: Computation of Per Share Earnings

27              Financial Data Schedule