Form 10QSB
period 1998-09-30
HI RISE RECYCLING SYSTEMS INC
filed 1998-11-17
CIK 906605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

       [ ] Transition Report under Section 13 or 15(d) of the Exchange Act

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-21946

                         HI-RISE RECYCLING SYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            FLORIDA                                           65-0222933
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

                    8505 NW 74TH STREET, MIAMI, FLORIDA 33166
                    (Address of Principal Executive Offices)

                                 (305) 597-0243
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES        [X]                              NO [ ]

The number of shares outstanding of the Issuer's Common Stock, $.01 Par Value, as of November 13, 1998 was 11,386,353.

Transitional small business disclosure format:

YES        [X]                              NO [ ]

                                      INDEX
                                                                            PAGE

PART I     FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements                                  3

           Consolidated Balance Sheets as of December 31, 1997 and
               September 30, 1998                                             3

           Consolidated Statements of Operations for the three and
               nine months ended September 30, 1997 and 1998                  3

           Consolidated Statement of Changes in Shareholders' Equity
               for the nine months ended September 30, 1998                   5

           Consolidated Statements of Cash Flows for the nine months ended
               September 30, 1997 and 1998                                    6

           Notes to Consolidated Financial Statements                         7

Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                          10

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                  13

Item 2.    Changes in Securities                                              13

Item 3.    Defaults Upon Senior Securities                                    13

Item 4.    Submission of Matters to a Vote of Security Holders                13

Item 5.    Other Information                                                  14

Item 6.    Exhibits and Reports on Form 8-K                                   14

           SIGNATURES                                                         15


                           HI-RISE RECYCLING SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS

                    AS OF DECEMBER 31, 1997 AND SEPTEMBER 30, 1998

                    ASSETS
                                                     DECEMBER 31,   SEPTEMBER 30,
                                                        1997            1998
                                                     -----------    -----------
                                                                    (UNAUDITED)
Current assets:

Cash and cash equivalents                            $ 1,134,131    $ 1,624,875
Restricted cash                                        3,022,035             --
Investments                                                   --        157,101
Accounts receivable, net of allowance
 for doubtful accounts of $147,299 and
 $199,316 in 1997 and 1998, respectively               3,071,380      6,631,319
Inventory                                              2,002,163      4,210,054
Other assets                                             613,006        604,190
                                                     -----------    -----------
    Total current assets                               9,842,715     13,227,539
Property and equipment, net                            1,172,692      1,654,440
Note receivable from related party                        33,223         34,225
                                                     -----------    -----------
Net investment in sales type leases                    4,888,526      6,389,268
Deferred acquisition costs                               240,674         55,125
Goodwill                                               3,007,020     12,320,177
                                                     -----------    -----------
    Total assets                                     $19,184,850    $33,680,774
                                                     ===========    ===========


      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued liabilities             $   943,212    $ 2,683,475
Income taxes payable                                      11,000             --
Note payable to officer                                       --        500,000
Revolving lines of credit                              3,707,185      6,936,541
Current portion of long-term debt                        690,000        613,937
Unearned service agreement revenue                         2,824             --
                                                     -----------    -----------
    Total current liabilities                          5,354,221     10,733,953
Long-term debt                                         3,195,020      3,650,680
                                                     -----------    -----------
    Total liabilities                                  8,549,241     14,384,633
                                                     -----------    -----------
Shareholders' equity:
Preferred stock, $.01 par value per share;
 2,000,000 shares authorized;
 200 shares issued and outstanding at
 December 31, 1997 and September 30, 1998,
 liquidation preference of $2,000,000                          2              2
Common stock, $.01 par value;
 20,000,000 shares authorized,
 6,468,539 and 9,495,853 shares issued
 and outstanding at December 31, 1997 and
 September 30, 1998, respectively                         64,685         94,956
Additional paid-in capital                            16,508,980     23,062,316
Accumulated deficit                                   (5,938,058)    (3,861,133)
                                                     -----------    -----------
Total shareholders' equity                            10,635,609     19,296,141
                                                     -----------    -----------
Total liabilities and shareholders' equity           $19,184,850    $33,680,774
                                                     ===========    ===========


    The accompanying notes are an integral part of these financial statements

                         HI-RISE RECYCLING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                   (UNAUDITED)

                                          THREE MONTHS        THREE MONTHS      NINE MONTHS      NINE MONTHS
                                              ENDED              ENDED            ENDED             ENDED
                                          SEPTEMBER 30,       SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                              1997                 1998            1997              1998
                                           ----------          -----------       ----------       -----------
Revenues:                                  $2,559,148          $ 7,679,039       $6,917,917       $18,567,167
                                           ----------          -----------       ----------       -----------
Cost and Expenses:

Cost of goods sold                          1,669,819            4,996,074        4,534,052        12,427,952

Selling and marketing                         469,352              563,427        1,044,545         1,489,993

General and administrative.                   391,213            1,090,050        1,491,484         2,141,006

Product development                            12,832               51,110           40,131            72,001
                                           ----------          -----------       ----------       -----------

Total operating costs and expenses          2,543,216            6,700,661        7,110,212        16,130,952
                                           ==========          ===========       ==========       ===========

Operating Income (loss)                        15,932              978,378         (192,295)        2,436,215

Other income (expense):
    Interest income                           107,229              145,224          305,295           336,738
    Interest expense                          (93,543)            (255,973)        (255,360)         (696,028)
                                           ==========          ===========       ==========       ===========

Net  income (loss)                             29,618              867,629         (142,360)        2,076,925
                                           ==========          ===========       ==========       ===========
Net income (loss) per share
    Common shares outstanding                  $0.00                 $0.09           $(0.02)            $0.23
Weighted average shares outstanding        6,315,298             9,201,870         6,309,222        9,097,708
Net income (loss) per share-Fully
  Diluted                                     $ 0.00                $ 0.07          $ (0.02)           $ 0.16
                                           -----------           -----------       ----------       -----------

Fully Diluted common shares                 6,315,298           13,115,955        6,309,222        12,923,933

    The accompanying notes are an integral part of these financial statements

                          HI-RISE RECYCLING SYSTEMS, INC.
             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED SEPTEMBER 3O, 1998

                                      SHARES OF                              ADDITIONAL                         TOTAL
                                       COMMON       PREFERRED     COMMON       PAID-IN      ACCUMULATED     SHAREHOLDERS'
                                        STOCK         STOCK       STOCK        CAPITAL        DEFICIT          EQUITY
                                      ---------     ---------     ------     ----------     -----------     -------------
Balance at December 31, 1997          6,468,539            $2     $64,685    $16,508,980    $(5,938,058)     $10,635,609

Issuance of common stock (unaudited)  3,027,314                    30,271      6,553,336                       6,583,607

Net income (unaudited)                                                                        2,076,925        2,076,925
                                      ---------             --    -------    -----------    -----------      -----------
Balance at September 30, 1998         9,495,853             $2    $94,956    $23,062,316    $(3,861,133)     $19,296,141
                                      =========             ==    =======    ===========    ===========      ===========


   The accompanying notes are an integral part of these financial statements

                        HI-RISE RECYCLING SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

                                                             NINE MONTHS           NINE MONTHS
                                                                ENDED                 ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                                1997                  1998
                                                             -----------           -----------
OPERATING ACTIVITIES
 Net loss                                                    $  (142,360)          $ 2,076,925
 Adjustments to reconcile net income (loss)
  to net cash (used in) provided by operating activities:
  Depreciation and amortization of goodwill                      210,923               579,833
  Changes in assets and liabilities,
   net of acquisitions:
   Accounts receivable                                        (1,399,348)             (363,754)
   Inventory                                                    (152,924)             (715,690)
   Deferred acquisition costs                                   (123,101)              (55,125)
   Other assets                                                 (422,510)               35,825
   Net investments in sales type leases                       (1,155,626)           (1,500,743)
   Accounts payable and accrued liabilities                      515,240               885,291
   Note receivable related party                                      --                    --
   Unearned service agreement revenue                               (353)               14,068
                                                             -----------           -----------
    Net cash (used in) provided by operating activities       (2,670,059)              956,630
                                                             -----------           -----------
INVESTING ACTIVITIES:
 Purchase of business net of cash acquired                    (1,055,371)           (4,057,400)
 Maturity of investments                                          97,973                    --
 Purchase of property and equipment                              (24,013)             (152,713)
                                                             -----------           -----------
 Net cash (used) in investing activities                        (981,411)           (4,210,113)
                                                             -----------           -----------
FINANCING ACTIVITIES:
 Payments under credit lines                                  (1,750,871)           (9,214,578)
 Draws from line of credit                                     3,063,217             9,706,770
 Payment of current portion of long-term debt                    (75,000)                   --
 Payment of long-term debt                                      (112,777)             (270,000)
 Issuance of preferred stock                                   1,824,889                    --
Restricted Cash                                                                      3,022,035
Loan from Officer                                                                      500,000
                                                             -----------           -----------
    Net cash (used) provided by financing activities           2,949,458             3,744,227
                                                             -----------           -----------
    Net (decrease) in cash and cash equivalents                 (702,012)              490,744
    Cash and cash equivalents, beginning of period             1,711,752             1,134,131
                                                             -----------           -----------
    Cash and cash equivalents, end of period                   1,009,740             1,624,875
                                                             -----------           -----------
Purchase of business, net of cash acquired
    Working capital, other than cash                         $(1,280,921)          $(3,957,087)
    Property, plant and equipment                               (573,618)             (213,976)
    Cost in excess of net assets acquired, net                (1,600,832)           (9,357,212)
    Revolving line of credit                                     750,000             3,000,000
    Current portion of long term debt                            180,000                    --
    Long term debt                                               720,000                    --
    Common stock issued                                          750,000             6,470,875
                                                             -----------           -----------
Net cash used to acquire business                            $(1,055,371)          $(4,057,400)
                                                             ===========           ===========

   The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

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

2. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

3. For financial reporting purposes, the Company reports revenues from sales type leases as equipment sales. Revenue from sales and sales type equipment leases is generally recognized when equipment is installed.

4. Net investment in sales type leases consists of the following at September 30, 1998:

       Minimum Lease Payments                            $ 7,321,367
       Unearned Income                                    (1,318,025)
       Estimated Residual Value on Leased Equipment          385,926
                                                         -----------
       Total                                             $ 6,389,268
                                                         ===========

5. On February 20, 1998, HS Acquisition Corp., a newly formed wholly-owned subsidiary of the Company ("HS Acquisition Corp."), merged with and into Hesco Sales, Inc., a Florida corporation ("Hesco") owned by Evelio Acosta ("Acosta"), with Hesco as the surviving corporation (the "Hesco Merger"). As a result of the Hesco Merger, Hesco became a wholly owned subsidiary of the Company. The consideration for the Hesco Merger paid by the Company was $8,300,000 in cash (including $2,236,281 in repayment of shareholder loans). As discussed in Note 6, the consideration for the Hesco Merger was partially funded by the net proceeds of a private placement. Approximately $500,000 of the Hesco Merger consideration was funded from the proceeds of a $500,000 five-year term loan from Donald Engel, Chairman of the Board of Directors and Chief Executive Officer of the Company. The remaining portion of the Hesco Merger consideration was funded through the proceeds of a line of credit and a term loan from Ocean Bank, N.A. Ocean Bank"). On February 20, 1998, AM Acquisition Corp., a newly-formed wholly-owned subsidiary of the Company, merged with and into Atlantic Maintenance of Miami, Inc., a Florida corporation ("Atlantic Maintenance") owned by Acosta, with Atlantic Maintenance as the surviving corporation (the "Atlantic Maintenance Merger"). As a result of the Atlantic Maintenance Merger, Atlantic Maintenance became a wholly owned subsidiary of the Company. The consideration for the Atlantic Maintenance Merger consisted of 1,276,094 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"). The Company also entered into a seven-year agreement with an affiliate of Acosta to lease Hesco's primary manufacturing facility. Hesco is engaged primarily in manufacturing, marketing and selling solid waste handling equipment products.

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

7. The acquisitions made by the Company have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired company are included in the Company's consolidated results of operations from the respective dates of acquisition.

The consideration for the Company's acquisition for Hesco and Atlantic Maintenance has been allocated to the assets and liabilities acquired based upon their respective fair values. The components of the purchase price allocation, including fees and expenses are as follows:

    Working capital, other than cash                   $(3,957,087)
    Property, plant and equipment                         (213,976)
    Goodwill                                            (9,357,212)
    Revolving line of credit                             3,000,000
    Common stock issued                                  6,470,875
                                                       -----------
Net cash used to acquire businesses                    $(4,057,400)
                                                       ===========

The following information presents the unaudited pro forma condensed results of operations for the period January 1, 1997 through September 30, 1998 as if the Company's acquisition of Hesco and Atlantic Maintenance had occurred on January 1, 1997. The pro forma results are presented for informational purposes only and are not necessarily indicative of the future results of operation of the Company or the results of operation of the Company had the acquisitions occurred on January 1, 1997.

                                              PRO FORMA
                                              RESULTS OF
                                              OPERATIONS
                                              -----------
      Net revenues                            $17,265,122
      Net income                              $   352,196
      Earnings per common share-basic         $       .04
      Earnings per common share-diluted       $       .03

Subsequent Events:

8. On October 30, 1998 the Company acquired all of the issued and outstanding shares (the "Shares") of common stock of Bes-Pac, Inc., a privately held South Carolina corporation ("Bes-Pac"), pursuant to the merger (the "Merger") of Bes-Pac with and into BPI Acquisition Corp., a South Carolina corporation wholly owned by the Company ("Merger Sub"). Pursuant to the Merger, the Shares were converted into the right to receive (i) $3,000,000 in cash, (ii) an aggregate of 1,890,500 shares of the common stock, par value $.01 per share (the "Hi-Rise Common Stock"), of the Company, (iii) a convertible promissory note (the "Note") of the Company in the principal amount of $1,219,000, and (iv) the contingent right to receive additional cash and additional shares of Hi-Rise Commmon Stock (collectively, the "Merger Consideration"). The Merger Consideration was determined through negotiations between the Company and Ronald J. McCracken, the sole shareholder of Bes-Pac (the "Shareholder"). The Company funded the cash portion of the Merger Consideration through borrowings available under the Company's new revolving and term credit facilities of up to $40.0 million from General Electric Capital Corporation and other participating lenders. At such time as the Merger is approved and/or ratified by the Company's shareholders, the entire principal amount of the Note automatically converts into a number of shares of Hi-Rise Common Stock determined by dividing the then outstanding principal amount of the Note by $2.00, subject to adjustment under certain circumstances.

The Merger was consummated pursuant to the terms of an Agreement and Plan of Merger, dated as of October 9, 1998, by and among the Company, Merger Sub, Bes-Pac and the Shareholder. Effective at the Closing, the separate corporate existence of Bes-Pac ceased. Merger Sub, the surviving corporation of the Merger, continues to be governed by the laws of the State of South Carolina under the name "Bes-Pac, Inc." and the separate corporate existence of Merger Sub, with all rights, privileges, immunities and franchises, continues unaffected.

Prior to the Merger, Bes-Pac was engaged in the business of manufacturing and distributing solid waste handling equipment. Bes-Pac's product lines includes large industrial compaction systems, roll-off waste containers and a full line of recycling equipment.


9. As set forth above, in conjunction with the Bes Pac acquisition the Company also obtained a $40 million credit facility. The facility provided by General Electric Capital "GECC" consists of two revolver lines of credit totaling $17 million, a $9 million term loan funded at the closing of the credit facility, a $6 million term loan to be funded with the next significant acquisition and $8 million acquisition line of credit. Revolving credit loan A is for a total of $8 million the line of credit is collateralized by accounts receivable and inventory held by the company and all its subsidiaries. The borrowing base is calculated by taking 80% of the eligible receivables and 50% of the eligible inventory. The current outstanding balance is $6,183,742. Revolving credit loan B is for a total of $9 million The line of credit is collateralized by leases issued by the company for Hi-rise systems and other products manufactured by the company and its subsidiaries. The borrowing base is calculated by taking 90% of the eligible leases issued by the company for its equipment. The present outstanding balance total $4,000,000. Both revolvers bear interest at a rate per annum equal to prime rate as per the Wall Street Journal, plus .5% and is due in October 2003. The term loan funded at closing is for $9 million and is at a fixed interest rate of 11% for five years. Interest only on the term loan is paid quarterly for the first four and one half years with principal payable to be made for two quarters in the amount of $1.5 million with a $6 million dollar payment due at October 30, 2003. The $6 million term loan will have a six month period of interest only and principal payments to be paid on a quarterly basis until October 30, 2003. The acquisition facility will also have a six month interest only period and quarterly principal payments due 5 years from the funding of the loan. Both the $6 million term loan and the acquisition facility have an interest rate of prime as per the Wall Street Journal plus 1% As part of the financing provided by GECC the company has also issued warrants to purchase an aggregate of 1,414,954 shares at a price of $1.50 per share. Proceeds from the transaction were used to payoff all amounts owed to Ocean Bank totaling $12.8 million, debt owed the companies CEO for $500,000, debt owed to Nations Bank by Bes Pac totaling $2.3 million, $3 million to Ronald McCracken for the Bes Pac acquisition and $562,824 for fees to GE.

10. The Company is currently in the process of evaluating its computer software and databases to determine whether or not modifications will be required to prevent problems related to the Year 2000. These problems could cause malfunctions in certain software and databases with respect to dates on or after January 1, 2000, unless corrected. At this time, the Company has not yet determined the cost of evaluating its computer software or databases or of making any modifications required to correct any Year 2000 problems. The Year 2000 issue may also effect the systems and applications of the Company's customers or suppliers. The Company has initiated formal communications with a number of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company will continue similar communication with major customers, and the balance of its major suppliers during 1998 to receive appropriate warranties and assurances that those parties are, or will be, Year 2000 compliant. Although the Company currently does not anticipate any material impact on its operations as a result of Year 2000 issues of its customers or suppliers, at this stage of its review, no assurance can be given that the failure by one or more of its major suppliers or customers to become Year 2000 compliant will not have a material adverse impact on its operations.

11. Earnings per share have been computed in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" by dividing net income (loss) by the weighted average number of common shares (basic earnings per share) and by the weighted average number of common shares plus dilutive common share equivalents outstanding (diluted earnings per share).

12. Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gain and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 did not have a material impact on the financial statements of the Company.

In September 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 requires a public business enterprise report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Management is currently evaluating the requirements of SFAS No. 131 to determine whether additional disclosure is required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Hi-Rise Recycling Systems, Inc., a Florida corporation (the "Company"), is primarily engaged in manufacturing, distributing, marketing and selling recycling and solid waste handling equipment. Until February 1997, the Company was primarily engaged in distributing, marketing and selling the Hi-Rise System, a proprietary automated system designed to collect source-separated recyclables and other solid waste in multi-story residential buildings. In February 1997, the Company expanded its product lines to include sheet metal fabrication products, consisting primarily of rubbish and laundry chutes. During the three and nine-months period ended September 30, 1998, sales of sheet metal fabrication products accounted for approximately 15% and 21%, respectively, of the Company's revenues. As described below, in February 1998, the Company acquired Hesco Sales Inc., a Florida corporation ("Hesco"), a company engaged in the business of manufacturing, marketing and selling solid waste handling equipment products. Hesco's product lines include waste containers and trash compaction systems. During the three and nine months ended September 30, 1998, Hesco's product lines accounted for approximately 52% and 55%, respectively, of the Company's revenues. The Company anticipates that in the future non-mobile waste equipment will be the Company's single largest source of revenue. In addition, the Company expects that its other principal sources of revenue will be sales of rubbish and linen chutes, trash compaction systems and the Hi-Rise System and sales-types leases of the Hi-Rise System.

During the nine month period ended September 30, 1998, substantially all of the Company's operating revenues were derived from Hesco, Wilkinson Company, Inc. and IDC Systems, Inc., which the Company acquired in February 1995, from sales type leases of the Hi-Rise System and from direct sales of the Hi-Rise System to multi-story residential building owners.

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

On February 20, 1998, HS Acquisition Corp., a newly formed wholly owned subsidiary of the Company, merged with and into Hesco, with Hesco as the surviving corporation (the "Hesco Merger"). As a result of the Hesco Merger, Hesco became a wholly owned subsidiary of the Company. The consideration for the Hesco Merger paid by the Company was $8,300,000 in cash (including $2,236,281 in repayment of shareholder loans. The consideration for the Hesco Merger was partially funded by the net proceeds of the 1998 Private Placement (as defined below). Approximately $500,000 of the Hesco Merger consideration was funded from the proceeds of a $500,000 five-year term loan from Donald Engel, Chairman of the Board of Directors and Chief Executive Officer of the Company. The remaining portion of the Hesco Merger consideration was funded through the proceeds of a line of credit and a term loan from Ocean Bank N.A. ("Ocean Bank"). On February 20, 1998, AM Acquisition Corp., a newly formed wholly owned subsidiary of the Company, merged with and into Atlantic Maintenance of Miami, Inc., a Florida corporation ("Atlantic Maintenance"), with Atlantic Maintenance as the surviving corporation (the "Atlantic Maintenance Merger"). As a result of the Atlantic Maintenance Merger, Atlantic Maintenance became a wholly owned subsidiary of the Company. The consideration for the Atlantic Maintenance Merger consisted of 1,276,094 shares of Common Stock. The Company also entered into a seven-year agreement with an affiliate of Acosta to lease Hesco's primary manufacturing facility. Goodwill that resulted from the business combinations described above is being amortized over twenty years.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

Total revenue during the three months ended September 30, 1998 was $7,679,039, an increase of $5,119,891 compared to total revenue of $2,559,148 during the prior comparable three-month period. One of the primary sources of the increase is the inclusion of Hesco in this quarter in the amount of $3,895,705. In addition, revenue from equipment sales, consisting of sales of Hi-Rise Systems and trash compaction systems, increased by $1,047,728 to $1,869,317 during the three months ended September 30, 1998, from $821,409 during the prior comparable three-month period. Revenues from trash chute sales decreased by $81,902 to $1,209,478 during the three months ended September 30, 1998, from $1,291,380 during the prior comparable three-month period. Revenue from service and parts increased by $146,760 to $325,865 during the three months ended September 30, 1998, compared to $179,105 during the prior comparable three-month period. This is primarily a result of the inclusion of service and parts for Hesco of $165,212.

During the three months ended September 30, 1998, the Company had interest income of $145,224, an increase of $81,902 compared to $107,229 during the prior comparable three-month period. The increase in interest income is primarily attributable to increased interest realized from investments and additional leases in 1998 as compared to 1997.

Total operating expenses during the three months ended September 30, 1998 were $6,700,661, an increase of $4,157,445 compared to total operating expenses of $2,543,216 during the prior comparable three-month period. A primary reason for the increase was the inclusion in the three months ended September 30, 1998 of additional cost of sales for Hesco of $2,707,160. Cost of equipment sold increased by $3,326,255 from $1,669,819 during the three months ended September 30, 1997 to $4,996,074 during the three months ended September 30, 1998. As a percentage of revenue cost of equipment sold remained at 65% during the three months ended September 30, 1998 compared to 65% during the prior comparable three-month period. Selling and marketing expenses during the three months ended September 30, 1998 were $469,352, a decrease of $5,925 compared to selling and marketing expenses of $469,352 during the prior comparable three-month period. General and administrative expenses during the three months ended September 30, 1998 were $1,190,050 an increase of $798,837 compared to general and administrative expenses of $391,213 during the prior comparable three-month period. General and administrative expenses for the three months ended September 30, 1998 include approximately $629,441 of such expenses for Hesco. Interest expense increased by $162,430 to $255,973 as compared to the prior comparable three-month period, as a result of increased borrowings under the Company's lines of credit to finance the Hesco Merger.

As a result, the Company realized net income of $867,629 during the three months ended September 30, 1998, compared to net income of $29,618 during the three months ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997.

Total revenue during the nine months ended September 30, 1998 was $18,567,167, an increase of $11,649,250 compared to total revenue of $6,917,917 during the prior comparable nine-month period. One of the primary sources of the increase is the inclusion of seven months of sales of Hesco in this quarter in the amount of $10,044,352. Revenue from equipment sales, consisting of sales of Hi-Rise Systems and trash compaction systems, increased by $1,001,015 to $3,277,236 during the nine months ended September 30, 1998, from $2,276,221 during the prior comparable nine-month period. Revenues from trash chute sales increased by $550,038 to $3,690,170 during the nine months ended September 30, 1998, from $3,140,132 during the prior comparable nine-month period. This is primarily a result of the inclusion of a full nine months of Wilkinson sales in 1998 compared to only eight months in 1997, as well as increased Wilkinson sales during the nine months ended September 30, 1998. Revenue from service and parts increased by $356,127 to $891,824 during the nine months ended September 30, 1998, compared to $535,697 during the prior comparable nine-month period. This is primarily a result of the inclusion of service and parts for Hesco of $284,522.

During the nine months ended September 30, 1998, the Company had interest income of $336,738, an increase of $191,514 compared to $145,224 during the prior comparable nine-month period. The increase in interest income is primarily attributable to increased interest realized from additional leases in 1998 as compared to 1997.

Total operating expenses during the nine months ended September 30, 1998 were $16,130,952, an increase of $9,430,291 compared to total operating expenses of $6,700,661 during the prior comparable nine-month period. A primary reason for the increase was the inclusion in the nine months ended September 30, 1998 of additional cost of sales for Wilkinson of $2,691,562 and for Hesco of $6,484,471. Cost of equipment sold increased by $7,431,878 from $4,996,074 during the nine months ended September 30, 1997 to $12,427,952 during the nine months ended September 30, 1998. As a percentage of revenue, cost of equipment sold increased to 67% during the nine months ended September 30, 1998 from 66% during the prior comparable nine-month period. Selling and marketing expenses during the nine months ended September 30, 1998 were $1,489,993, an increase of $445,448 compared to selling and marketing expenses of $1,044,545 during the prior comparable nine-month period. Selling and marketing expenses for the nine months ended September 30, 1998 include approximately $473,461 of additional expenses for Hesco for seven months of 1998. General and administrative expenses during the nine months ended September 30, 1998 were $2,141,006, an increase of $649,522 compared to general and administrative expenses of $1,491,484 during the prior comparable nine-month period. General and administrative expenses for the nine months ended September 30, 1998 include approximately $636,966 of such expenses for Hesco. Interest expense increased by $440,668 to $696,028 as compared to the prior comparable nine-month period, as a result of increased borrowings under the Company's lines of credit to finance the Hesco Merger.

As a result, the Company realized net income of $2,076,925 during the nine months ended September 30, 1998, compared to a net loss of $142,360 during the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had working capital of $2,493,586 and cash and cash equivalents aggregating $1,624,875 compared to working capital of $4,488,494 and cash and cash equivalents of $1,134,131 at December 31, 1997.



The Company has a line of credit with Ocean Bank under which the Company may borrow up to 75% of the present value of eligible leases of the Hi-Rise Systems entered into since January 1994. The line of credit is collateralized by leases of the Company's Hi-Rise System, bears interest at a rate per annum equal to Citibank's prime rate plus 1.0% and is payable on demand. The line was increased from $2.0 million to $3.0 million on or about September 30, 1997. As of September 30, 1998, the outstanding balance under this line of credit was $2,992,189.

The Company had entered into a lease financing arrangement with Western Finance and Lease, Inc., formerly known as First Sierra, Inc. ("Western Finance"), pursuant to which Western Finance has agreed to purchase, from time to time, eligible leases of Hi-Rise Systems from the Company for a purchase price equal to the discounted present value of the leases purchased. In the event that a lessee defaults under a lease purchased by Western Finance, Western Finance has the right to require the Company to repurchase 15% of the lease obligations. At September 30, 1998, the Company's contingent repurchase obligations under this arrangement equaled $125,165.

In order to fund the cash portion of the purchase price for the Wilkinson Assets, in February 1997, the Company obtained an $850,000 line of credit and a $900,000 five-year term loan from Ocean Bank. In February 1998, the line of credit was increased to $1,000,000. The line of credit and the term loan are secured by the Wilkinson Assets and bear interest at a rate per annum equal to Citibank's prime rate plus 1%. As of September 30, 1998, the outstanding balance under this line of credit was $978,844. The line of credit is due in February 1999. The term loan is payable in monthly installments of principal and interest through February 2002.

In order to fund part of the cash portion of the Hesco Merger, in February 1998, the Company obtained a $3,000,000 line of credit and a $3,000,000 term loan from Ocean Bank. The term loan was obtained on December 31, 1997. The line of credit and the term loan are secured by Hesco's accounts receivable, inventory and fixed assets and bear interest at a rate per annum equal to Citibank's prime rate plus 1%. The line of credit is due in February 1999. At September 30, 1998, the outstanding balance under this line of credit was $2,987,125. The term loan is payable in 100 monthly installments of principal and interest through April 2006. Approximately $500,000 of the cash portion of the purchase price for the Hesco Merger was funded from the proceeds of a $500,000 five-year term loan, at an annual interest rate of 10%, from Donald Engel, the Chairman of the Board of Directors and the Chief Executive Officer of the Company. The remaining portion of the purchase price was funded from the proceeds of the 1998 Private Placement.

On October 30, 1998 the Company acquired all of the issued and outstanding shares (the "Shares") of common stock of Bes-Pac pursuant to the merger (the "Merger") of Bes-Pac with and into BPI Acquisition Corp., a South Carolina corporation wholly owned by the Registrant ("Merger Sub"). Pursuant to the Merger, the Shares were converted into the right to receive (i) $3,000,000 in cash, (ii) an aggregate of 1,890,500 shares of Hi-Rise Common Stock, (iii) a convertible promissory note (the "Note") of the regsitrant in the principal amount of $1,219,000, and (iv) the contingent right to receive additional cash and additional shares of Hi-Rise Commmon Stock (collectively, the "Merger Consideration"). The Merger Consideration was determined through negotiations between the Company and Ronald J. McCracken, the sole shareholder of Bes-Pac (the "Shareholder"). The Company funded the cash portion of the Merger Consideration through borrowings available under the Company's new revolving and term credit facilities of up to $40.0 million from General Electric Capital Corporation and other participating lenders. At such time as the Merger is approved and/or ratified by the Company's shareholders, the entire principal amount of the Note automatically converts into a number of shares of Hi-Rise Common Stock determined by dividing the then outstanding principal amount of the Note by $2.00, subject to adjustment under certain circumstances.

The Merger was consummated pursuant to the terms of an Agreement and Plan of Merger, dated as of October 9, 1998, by and among the Company, Merger Sub, Bes-Pac and the Shareholder. Effective at the Closing, the separate corporate existence of Bes-Pac ceased. Merger Sub, the surviving corporation of the Merger, continues to be governed by the laws of the State of South Carolina under the name "Bes-Pac, Inc." and the separate corporate existence of Merger Sub, with all rights, privileges, immunities and franchises, continues unaffected.

Prior to the Merger, Bes-Pac was engaged in the business of manufacturing and distributing solid waste handling equipment. Bes-Pac's product lines includes large industrial compaction systems, roll-off waste containers and a full line of recycling equipment.

In conjunction with the Bes Pac acquisition the company also contracted with GE Capital "GECC" for a $40 million credit facility. The facility provided by GECC consists of two revolving lines of credit totaling $17 million, a $9 million term loan funded at closing, a $6 million term loan to be funded with the next significant acquisition and $8 million acquisition line. Revolving credit loan A is for a total of $8 million the line of credit is collateralized by accounts receivable and inventory for the company and all its subsidiaries. The borrowing base is calculated by taking 80% of the eligible receivables and 50% of the eligible inventory. The present outstanding balance is $6,183,742. Revolving credit loan B is for a total of $9 million The line of credit is collateralized by leases issued by the company for Hi-rise systems and other products manufactured by the company and its subsidiaries. The borrowing base is calculated by taking 90% of the eligible leases issued by the company for its equipment. The present outstanding balance total is $4,000,000. Both revolvers bear interest at a rate per annum equal to prime rate as per the Wall Street Journal plus .5% and is due in October 2003. The term loan funded at closing is for $9 million and is at a fixed rate interest rate of 11% for five years. Interest only on the term loan is paid quarterly for four and one half years with principal payable for two quarters in the amount of $1.5 million with a $6 million dollar payment due at October 30, 2003. The $6 million dollar term loan will have a six month period of interest only and principal payments to be paid on a quarterly basis until October 30, 2003. The acquisition facility will also have a six month interest only period and quarterly principal payments due 5 years from the funding of the loan. Both the $6 million term loan and the acquisition facility have an interest rate of prime as per the Wall Street Journal plus 1% As part of the contract with GECC the company has also issued 1,414,954 warrants at a price of $1.50 per share. Proceeds from the transaction were used to payoff all debt with Ocean Bank totaling $12.8 million, debt owed the companies CEO for $500,000, debt owed to Nations Bank by Bes Pac totaling $2.3 million, $3 million to Ronald McCracken for the Bes Pac acquisition and $562,824 for fees to GE. This facility will be the primary source of working capital for the Company.

at a fixed rate interest rate of 11% for five years. The loan pays interest only for four and one half years and pays principle for two quarters of $1.5 million with a $6 million dollar payment due at October 30, 2003. The $6 dollar term loan will have a six month period of interest only and principle payment s to be paid on a quarterly basis until October 30, 2003. The acquisition facility will also have a six month interest only period and quarterly principle payments due 5 years from the funding of the loan. Both the $6 million term loan and the acquisition facility have an interest rate of prime as per the Wall Street Journal plus 1%. Proceeds from the transaction were used to payoff all amounts owed to Ocean Bank totaling $12.8 million, debt owed the companies CEO for $500,000, debt owed to Nations Bank by Bes Pac totaling $2.3 million, $3 million to Ronald McCracken for the Bes Pac acquisition and $562,824 for fees to GE.

Net cash provided by operating activities was $956,630 during the nine-month period ended September 30, 1998, compared to net cash used in operating activities of $2,670,059 during the nine-month period ended September 30, 1997. The change was primarily attributable to the change from a net loss to net income. In addition, accounts receivable increased by $363,754 and accounts payable increased by $885,291. The increase in accounts receivable is the result of increased sales by Wilkinson and Hesco during the nine months ended September 30, 1998. Accounts payable increased as a result of purchases of inventory for equipment to support the $10 million backlog which represents a 30% increase over last year at this time. Net cash provided by financing activities was $3,744,227 during the nine months ended September 30, 1998. This is mainly the result of proceeds received from the 1998 Private Placement and draws under the lines of credit in order to provide working capital and to fund the cash portion of the purchase price for the Hesco Merger. These funds were received in 1997 but not used until the Hesco Merger was consummated. Net cash used in investing activities was $4,210,113 during the nine months ended September 30, 1998 relating to the acquisition of Hesco.

The Company currently has no outstanding material commitments for capital expenditures. The Company's primary requirements for capital will be the cost of equipment sold, leased and rented, strategic acquisitions, marketing and sales costs associated with the Company's national and international expansion into new target markets and efforts to establish a nationwide distribution network and general and administrative expenses associated with the Company's plan for expansion. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or its existing capital and cash flow otherwise prove to be insufficient (due to unanticipated expenses, delays, problems, difficulties or otherwise), the Company could be required to seek additional financing or may be required to curtail its expansion or other activities. In the event that the Company requires additional financing, the Company may seek to raise capital through the sale of its debt or equity securities, including at prices that represent significant discounts from the market price of the Common Stock.

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

ITEM 1.     LEGAL PROCEEDINGS
                  Not applicable.

ITEM 2.     CHANGES IN SECURITIES
                  Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
                  Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  Not applicable

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

            (A) EXHIBITS:

            EXHIBITS      DESCRIPTION
            --------      -----------
             10.1         Credit Agreement (the "Credit Agreement"), dated as of
                          October 28, 1998, by and among Hi-Rise Recycling
                          Systems, Inc., IDC Acquisition Sub, Inc., Wilkinson
                          Company, Inc., Recycltech Enterprises Inc., Hesco
                          Sales, Inc., United Truck and Body Corporation, Hesco
                          Export Corporation, BPI Acquisition Corp. and DII
                          Corporation, as Borrowers (collectively, the
                          "Borrowers"), General Electric Capital Corporation,
                          NationsBank, N.A., Key Corporate Capital, Inc. and the other lenders signatory thereto, as Lenders
                          (collectively, the "Lenders"), General Electric
                          Capital Corporation, as Administrative Agent for the
                          Lenders, and NationsBank, N.A., as Revolver Agent for the Lenders.

             10.2 Revolving Note (Revolver A), dated as of October 28, 1998, in the aggregate principal amount of $2,250,000 issued by the Lenders to General Electric Capital Corporation ("GECC").

             10.3 Revolving Note (Revolver A), dated as of October 28, 1998, in the aggregate principal amount of $3,350,000 issued by the Lenders to NationsBank, N.A. ("NationsBank").

             10.4 Revolving Note (Revolver B), dated as of October 28, 1998, in the aggregate principal amount of $3,150,000 issued by the Lenders to GECC.

             10.5 Revolving Note (Revolver A), dated as of October 28, 1998, in the aggregate principal amount of $3,150,000 issued by the Lenders to NationsBank.

             10.6 Revolving Note (Revolver A), dated as of October 28, 1998, in the aggregate principal amount of $2,400,000 issued by the Lenders to Key Corporate Capital, Inc. ("Key Corporate").

             10.7 Revolving Note (Revolver B), dated as of October 28, 1998, in the aggregate principal amount of $2,700,000 issued by the Lenders to Key Corporate.

             10.8 Term Note (Term Loan A), dated as of October 28, 1998, in the aggregate principal amount of $1,050,000 issued by the Lenders to GECC.

             10.9 Term Note (Term Loan A), dated as of October 28, 1998, in the aggregate principal amount of $3,150,000 issued by the Lenders to NationsBank.

             10.10 Term Note (Term Loan A), dated as of October 28, 1998, in the aggregate principal amount of $1,800,000 issued by the Lenders to Key Corporate.

             10.11 Term Note (Term Loan BA), dated as of October 28, 1998, in the aggregate principal amount of $6,300,000 issued by the Lenders to GECC.

             10.12 Term Note (Term Loan B), dated as of October 28, 1998, in the aggregate principal amount of $2,700,000 issued by the Lenders to NationsBank.

             10.13 Acquisition Loan Note, dated as of October 28, 1998, in the aggregate principal amount of $2,250,000 issued by the Lenders to GECC.

             10.14 Acquisition Loan Note, dated as of October 28, 1998, in the aggregate principal amount of $3,350,000 issued by the Lenders to NationsBank.

             10.15 Acquisition Loan Note, dated as of October 28, 1998, in the aggregate principal amount of $2,400,000 issued by the Lenders to Key Corporate.

             10.16 Swing Line Loan (Revolver A), dated as of October 28, 1998, in the aggregate principal amount of $1,000,000 issued by the Lenders to NationsBank.

             10.17 Swing Line Loan (Revolver B), dated as of October 28, 1998, in the aggregate principal amount of $1,000,000 issued by the Lenders to NationsBank.

             10.18 Security Agreement, dated as of October 28, 1998, between the Lenders and GECC, in its capacity as Administrative Agent for the Lenders under the Credit Agreement.

             10.19 Pledge Agreement, dated as of October 28, 1998, between Hi-Rise Recycling Systems, Inc. ("Hi-Rise") and GECC, in its capacity as Administrative Agent for the Lenders under the Credit Agreement.

             10.20 Pledge Agreement, dated as of October 28, 1998, between Hesco Sales, Inc. and GECC, in its capacity as Administrative Agent for the Lenders under the Credit Agreement.

             10.21 Registration Rights Agreement, dated as of October 28, 1998, between Hi-Rise and GECC, NationsBank and Key Corporate.

             10.22 Securities Purchase Agreement, dated as of October 28, 1998, by and among Hi-Rise, GECC, NationsBank and Key Corporate.

             10.23 Stock Purchase Warrant, dated as of October 28, 1998, issued by Hi-Rise to GECC.

             10.24 Stock Purchase Warrant, dated as of October 28, 1998, issued by Hi-Rise to Key Corporate.

             10.25 Stock Purchase Warrant, dated as of October 28, 1998, issued by Hi-Rise to NationsBank.

             11           Statement Re: Computation of Per Share Earnings

             27           Financial Data Schedule

            (B) REPORT ON FORM 8-K:

                None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HI-RISE RECYCLING SYSTEMS, INC.

Date: November 12, 1998       BY: /S/ DONALD ENGEL
                                  -------------------------------------------
                                  Donald Engel, Chairman of the Board and
                                  Chief Executive Officer
                                  (principal executive officer)


Date: November 12, 1998           /S/ BRADLEY HACKER
                                  -------------------------------------------
                                  Bradley Hacker, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT   DESCRIPTION
-------   -----------
             10.1 Credit Agreement (the "Credit Agreement"), dated as of October 28, 1998, by and among Hi-Rise Recycling Systems, Inc., IDC Acquisition Sub, Inc., Wilkinson Company, Inc., Recycltech Enterprises Inc., Hesco Sales, Inc., United Truck and Body Corporation, Hesco Export Corporation, BPI Acquisition Corp. and DII Corporation, as Borrowers (collectively, the "Borrowers"), General Electric Capital Corporation, NationsBank, N.A., Key Corporate Capital, Inc. and the other lenders signatory thereto, as Lenders (collectively, the "Lenders"), General Electric Capital Corporation, as Administrative Agent for the Lenders, and NationsBank, N.A., as Revolver Agent for the Lenders.

             10.2 Revolving Note (Revolver A), dated as of October 28, 1998, in the aggregate principal amount of $2,250,000 issued by the Lenders to General Electric Capital Corporation ("GECC").

             10.3 Revolving Note (Revolver A), dated as of October 28, 1998, in the aggregate principal amount of $3,350,000 issued by the Lenders to NationsBank, N.A. ("NationsBank").

             10.4 Revolving Note (Revolver B), dated as of October 28, 1998, in the aggregate principal amount of $3,150,000 issued by the Lenders to GECC.

             10.5 Revolving Note (Revolver A), dated as of October 28, 1998, in the aggregate principal amount of $3,150,000 issued by the Lenders to NationsBank.

             10.6 Revolving Note (Revolver A), dated as of October 28, 1998, in the aggregate principal amount of $2,400,000 issued by the Lenders to Key Corporate Capital, Inc. ("Key Corporate").

             10.7 Revolving Note (Revolver B), dated as of October 28, 1998, in the aggregate principal amount of $2,700,000 issued by the Lenders to Key Corporate.

             10.8 Term Note (Term Loan A), dated as of October 28, 1998, in the aggregate principal amount of $1,050,000 issued by the Lenders to GECC.

             10.9 Term Note (Term Loan A), dated as of October 28, 1998, in the aggregate principal amount of $3,150,000 issued by the Lenders to NationsBank.

             10.10 Term Note (Term Loan A), dated as of October 28, 1998, in the aggregate principal amount of $1,800,000 issued by the Lenders to Key Corporate.

             10.11 Term Note (Term Loan BA), dated as of October 28, 1998, in the aggregate principal amount of $6,300,000 issued by the Lenders to GECC.

             10.12 Term Note (Term Loan B), dated as of October 28, 1998, in the aggregate principal amount of $2,700,000 issued by the Lenders to NationsBank.

             10.13 Acquisition Loan Note, dated as of October 28, 1998, in the aggregate principal amount of $2,250,000 issued by the Lenders to GECC.

             10.14 Acquisition Loan Note, dated as of October 28, 1998, in the aggregate principal amount of $3,350,000 issued by the Lenders to NationsBank.

             10.15 Acquisition Loan Note, dated as of October 28, 1998, in the aggregate principal amount of $2,400,000 issued by the Lenders to Key Corporate.

             10.16 Swing Line Loan (Revolver A), dated as of October 28, 1998, in the aggregate principal amount of $1,000,000 issued by the Lenders to NationsBank.

             10.17 Swing Line Loan (Revolver B), dated as of October 28, 1998, in the aggregate principal amount of $1,000,000 issued by the Lenders to NationsBank.

             10.18 Security Agreement, dated as of October 28, 1998, between the Lenders and GECC, in its capacity as Administrative Agent for the Lenders under the Credit Agreement.

             10.19 Pledge Agreement, dated as of October 28, 1998, between Hi-Rise Recycling Systems, Inc. ("Hi-Rise") and GECC, in its capacity as Administrative Agent for the Lenders under the Credit Agreement.

             10.20 Pledge Agreement, dated as of October 28, 1998, between Hesco Sales, Inc. and GECC, in its capacity as Administrative Agent for the Lenders under the Credit Agreement.

             10.21 Registration Rights Agreement, dated as of October 28, 1998, between Hi-Rise and GECC, NationsBank and Key Corporate.

             10.22 Securities Purchase Agreement, dated as of October 28, 1998, by and among Hi-Rise, GECC, NationsBank and Key Corporate.

             10.23 Stock Purchase Warrant, dated as of October 28, 1998, issued by Hi-Rise to GECC.

             10.24 Stock Purchase Warrant, dated as of October 28, 1998, issued by Hi-Rise to Key Corporate.

             10.25 Stock Purchase Warrant, dated as of October 28, 1998, issued by Hi-Rise to NationsBank.

             11           Statement Re: Computation of Per Share Earnings

             27           Financial Data Schedule