Form 10KSB
period 1998-12-31
HI RISE RECYCLING SYSTEMS INC
filed 1999-04-05
CIK 906605

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                                   (Mark One)

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended DECEMBER 31, 1998

                                       OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the transition period from _______________ to ______________

                         Commission file number 0-21946

                         HI-RISE RECYCLING SYSTEMS, INC.
                         -------------------------------
                 (Name of Small Business Issuer in Its Charter)

                      FLORIDA                          65-0222933
         -----------------------------------       -------------------
          (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)          Identification No.)

                    8505 NW 74TH AVENUE, MIAMI, FLORIDA 33166
                    -----------------------------------------
               (Address of principal executive offices) (Zip Code)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 597-0243

Securities registered under Section 12(b) of the Securities Exchange Act of 1934: NONE
Securities registered under Section 12(g) of the Securities Exchange
Act of 1934:

                          COMMON STOCK, $0.01 PAR VALUE
                          -----------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $31,180,354

The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 30, 1999 was $26,259,611, computed by reference to the closing bid price of the Common Stock on such date.

As of March 30, 1999, there were 12,876,752 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ]    No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A is incorporated by reference into Part III of this Form 10-KSB.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Hi-Rise Recycling Systems, Inc. (the "Company" or "Hi-Rise") is primarily engaged in manufacturing, distributing, marketing and selling recycling and other solid waste handling equipment. Until February 1997, the Company was primarily engaged in distributing, marketing and selling a proprietary automated system known as the hi-rise system (the "Hi-Rise System") designed to collect source-separated recyclables and other solid waste in multi-story residential buildings. In February 1997, the Company expanded its product lines to include sheet metal fabrication products, consisting primarily of rubbish and laundry chutes. During the year ended December 31, 1998, sales of sheet metal fabrication products accounted for approximately 17% of the Company's revenues. In February 1998, the Company acquired Hesco Sales, Inc. ("Hesco"), a Florida corporation engaged in the business of manufacturing, marketing and selling solid waste handling equipment products. Hesco's product lines include waste containers and trash compaction systems. In October 1998, the Company acquired Bes-Pac, Inc. ("Bes-Pac"), a South Carolina corporation engaged in the business of manufacturing, marketing and selling solid waste handling equipment products. Bes-Pac's product lines include waste containers and trash compaction systems. In February 1999, the Company acquired DeVivo Industries, Inc. ("DeVivo"), a Connecticut corporation engaged in the business of manufacturing, marketing and selling solid waste handling equipment products. DeVivo's product lines include waste containers and trash compaction systems. The Company anticipates that in the future DeVivo's, Hesco's and Bes-Pac's product lines will be the Company's single largest source of revenue. In addition, the Company expects that its other principal sources of revenue will be sales of rubbish and linen chutes, trash compaction systems and the Hi-Rise System and sales-types leases of the Hi-Rise System.

         The Hi-Rise System, which is marketed under the Hi-Rise Recycling System(TM) name, is easily adapted to and takes advantage of the efficiency and convenience of a multi-story building's existing waste disposal chute or designed into newly constructed buildings, permitting residents to conveniently dispose of, without commingling, a variety of recyclable waste, including glass, metal, newspapers and plastic, plus garbage. By providing for source separation and collection from each floor, the Hi-Rise System eliminates the cost, inconvenience and potential health and fire hazards associated with manually transporting solid waste in elevators and stairwells to a central storage area on the ground floor or basement. The Hi-Rise System is intended to promote recycling and enable multi-story building owners and residents to efficiently source-separate and divert recyclable waste from landfills, while reducing the time, labor and hauling expenses normally associated with solid waste disposal. The Company designed the Hi-Rise System in response to perceived market opportunities arising out of increasing state and local environmental regulation mandating or encouraging recycling.

         To date, the Company has installed 179 Hi-Rise Systems, of which 70 were sold and 109 were leased or rented. In connection with sales-type leases of the Hi-Rise System, the Company previously entered into shared savings agreements with building owners, pursuant to which the Company managed a building's solid waste disposal and received a percentage of the building owner's shared savings realized as a result of reduced waste disposal costs. These agreements were sold on a nonrecourse basis in February 1998 and the Company has ceased offering shared savings arrangements.

         Through IDC Systems, Inc., a New York corporation wholly owned by the Company ("IDC Systems"), the Company is engaged in the business of assembling, selling, installing and servicing trash compaction systems in New York, New Jersey and Connecticut. As of December 31, 1998, the Company serviced on a annual basis approximately 1,700 compaction customers, through IDC Systems, many of which are multi-story residential buildings that are potential customers for the Hi-Rise System.

         The Company's backlog has grown from approximately $3.5 million at December 31, 1996 and $5.1 million at December 31, 1997 to approximately $10.2 million at December 31, 1998.

         The Company was incorporated in Florida in May 1990 as Recycling Systems, Inc. and in March 1992, changed its name to Hi-Rise Recycling Systems, Inc. The Company's executive offices are located at 8505 N.W. 74th Avenue, Miami, Florida 33166, and its telephone number is (305) 597-0243. Unless the context requires otherwise, all references herein to the Company include its wholly owned subsidiaries, IDC Systems, Inc., Wilkinson Company, Inc., Dade County Recycling, Inc., Atlantic Maintenance of Miami, Inc., NuReTec of Florida, Inc., Recycltech Enterprises Ltd., Acme Chutes, Inc., Bes-Pac, Inc., Hesco Sales, Inc. and DeVivo Industries, Inc.

RECENT EVENTS

        HESCO AND ATLANTIC MAINTENANCE ACQUISITION. On February 20, 1998, HS Acquisition Corp., a newly-formed wholly owned subsidiary of the Company, merged with and into Hesco Sales, Inc., a Florida corporation ("Hesco") owned by Evelio Acosta ("Acosta"), with Hesco as the surviving corporation (the "Hesco Merger"). As a result of the Hesco Merger, Hesco became a wholly owned subsidiary of the Company. The consideration for the Hesco Merger paid by the Company was $8,300,000 in cash (including $2,236,281 in repayment of shareholder loans), of which $3,010,000 was funded with the proceeds of the Company's 1998 Private Placement described below. Approximately $500,000 of the Hesco Merger consideration was funded from the proceeds of a $500,000 five-year term loan from Donald Engel, Chairman of the Board of Directors and Chief Executive Officer of the Company. The remaining portion of the Hesco Merger consideration was funded through the proceeds of a line of credit and a term loan from Ocean Bank, N.A. ("Ocean Bank").

         On February 20, 1998, AM Acquisition Corp., a newly-formed wholly owned subsidiary of the Company, merged with and into Atlantic Maintenance of Miami, Inc., a Florida corporation ("Atlantic Maintenance") owned by Acosta, with Atlantic Maintenance as the surviving corporation (the "Atlantic Maintenance Merger"). As a result of the Atlantic Maintenance Merger, Atlantic Maintenance became a wholly owned subsidiary of the Company. The consideration for the Atlantic Maintenance Merger consisted of 1,276,094 shares of the Company's common stock, $.01 par value (the "Common Stock").

         Hesco has been engaged primarily in manufacturing, marketing and selling solid waste handling equipment products for the past 35 years. Hesco's product lines include waste containers, trash compaction systems, roll-off hoists, tarp systems, bailers and hoppers. In addition, Hesco is engaged in the sale of rebuilt garbage trucks. Hesco markets its products to waste haulers and various municipalities primarily in the State of Florida. The Company believes that the acquisition of Hesco has enabled the Company to offer a full line of solid waste handling and disposal equipment products and expand horizontally into the waste hauler and municipal waste equipment markets.

         1998 PRIVATE PLACEMENT. On February 20, 1998, the Company consummated a private placement of an aggregate of 1,299,098 shares of its Common Stock at a price of $2.70 per share (the "1998 Private Placement") generating net proceeds of approximately $3,010,000. The purchasers were granted certain registration rights with respect to the shares purchased in the 1998 Private Placement.

         In connection with the 1998 Private Placement, the Company issued to Gilford Securities Incorporated, the placement agent for the 1998 Private Placement ("Gilford"), five-year warrants to purchase 129,910 shares of the Common Stock (the "Gilford Warrants"), which warrants are exercisable at $2.70 per share, the sales price per share of Common Stock in the 1998 Private Placement. The Company granted to Gilford certain registration rights with respect to the shares of Common Stock issuable upon exercise of the Gilford Warrants.

         BES-PAC ACQUISITION. On October 30, 1998, the Company acquired all of the issued and outstanding shares of common stock of Bes-Pac pursuant to the merger (the "Bes-Pac Merger") of Bes-Pac with and into BPI Acquisition Corp., a South Carolina corporation wholly owned by the Company. As a result of the Bes-Pac Merger, Bes-Pac became a wholly owned subsidiary of the Company. The consideration for the Bes-Pac merger paid by the Company consisted of (i) $3,000,000 in cash, (ii) an aggregate of 1,890,500 shares of the Common Stock of the Company, (iii) a convertible promissory note (the "Note") of the Company in the principal amount of $1,219,000 and (iv) the contingent right to receive additional cash and additional shares of Common Stock. The Company funded the cash portion of the consideration for the Bes-Pac Merger through borrowings available under the Company's new revolving and term credit facilities of up to $40.0 million from General Electric Capital Corporation ("GECC") and other participating lenders. At such time as the Bes-Pac Merger is approved and/or ratified by the Company's shareholders, the entire principal amount of the Note automatically converts into a number of shares of the Company's Common Stock determined by dividing the then outstanding principal amount of the Note by $2.00, subject to adjustment under certain circumstances.

         Bes-Pac is engaged in the business of manufacturing and distributing solid waste handling equipment. Bes-Pac's product lines includes large industrial compaction systems, roll-off waste containers and a full line of recycling equipment.

         GECC FINANCING. In conjunction with the Bes-Pac Merger, the Company obtained a $40 million credit facility from GECC and other participating lenders. The new facility consists of two revolving lines of credit totaling $17 million, a $9 million term loan funded at the closing of the credit facility, a $6 million term loan and an $8 million acquisition line of credit. One revolving line of credit in the amount of up to $8 million is collateralized by eligible accounts receivable and inventory held by the Company and its subsidiaries. The borrowing base is calculated by taking 80% of the value of eligible receivables and 50% of the value of eligible inventory. The other revolving line of credit in the amount of up to $9 million is collateralized by leases entered into by the Company with respect to Hi-Rise Systems and other products manufactured by the Company and its subsidiaries. The borrowing base is calculated by taking 90% of the value of eligible leases entered into by the Company for its equipment. As part of the financing provided by GECC, the Company also issued warrants to the lenders to purchase an aggregate of 1,476,259 shares of Common Stock at a price of $1.50 per share. Proceeds available under the credit facility were used to (i) satisfy all amounts owed to Ocean Bank totaling $12.8 million, (ii) satisfy debt owed to Donald Engel, Chairman of the Board and Chief Executive Officer of the Company, in the amount of $500,000, (iii) satisfy debt owed to NationsBank by Bes-Pac totaling $2.3 million, (iv) pay the $3.0 million cash portion of the consideration for the Bes-Pac Merger and (v) pay fees of $562,824 to GECC. See
Item 6. Management's Discussion and Analysis.

         ACME CHUTE ACQUISITION. In November 1998, the Company acquired all of the issued and outstanding common stock of Acme Chute Company, Inc., a Florida corporation engaged in the manufacture, sale, distribution and installation of sheet metal fabrication products ("Acme"), pursuant to the terms and conditions of a Stock Purchase Agreement, dated as of October 16, 1998, between the Company and the former shareholder of Acme. The total consideration paid by the Company for the Acme common stock was approximately $600,000, of which $550,000 was paid in cash and $50,000 was paid by the issuance to the former shareholder of Acme of an aggregate of 27,778 shares of the Company's Common Stock. The Company funded the cash portion of the purchase price through borrowings under the Company's $40 million credit facility with GECC and the other lenders. In connection with this transaction, the Company entered into an employment agreement with each of Acme's former shareholder and its Vice President of Sales.

         DEVIVO AND ECOLOGICAL TECHNOLOGIES ACQUISITION. On February 22, 1999, DII Acquisition Corp., a newly-formed wholly owned subsidiary of the Company, purchased all of the outstanding common stock of DeVivo Industries, Inc. ("DeVivo"), a Connecticut corporation ("DeVivo") and an affiliated company Ecological Technologies, Inc. ("ETI" and with DeVivo, the "DeVivo Companies"). The aggregate purchase price paid by the Company for the DeVivo Companies consisted of $11,707,200 in cash and 1,463,400 shares of Common Stock. The cash portion of the purchase price was funded through borrowings under the Company's $40 million credit facility with GECC and the other lenders.

         DeVivo is in the business of manufacturing and supplying waste handling and recycling equipment to the greater New York City and New England markets. ETI owns certain patent rights relating to DeVivo's business.

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

         Various state and local legislation has been enacted requiring or encouraging separation of solid waste materials prior to final disposal as an integral part of recycling programs. The State of Florida adopted legislation requiring each county in the state to initiate recycling and solid waste separation programs designed to reduce the volume of municipal solid waste. Many large Florida municipalities, including those in Miami-Dade, Broward and Collier (West Coast Florida) Counties, mandate that residents separate and recycle newspaper, aluminum cans, glass and plastic bottles. The State of New York enacted legislation requiring municipalities to adopt ordinances mandating source separation programs. Additionally, many large cities, including New York City, Chicago and Toronto, Canada, have enacted legislation mandating source separation programs for multi-story buildings.

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

         In May 1997, the Company introduced the hi-rise trisorter system (the "Hi-Rise Trisorter System"), a new alternate version of the Hi-Rise System. Of the 179 Hi-Rise Systems presently sold and installed, 32 of such systems were Hi-Rise Trisorter Systems. The Hi-Rise Trisorter System combines the Hi-Rise System floor panels with a chute extension that directs waste into one of three separate bins for garbage, paper or commingled recyclables, instead of the six section carousel. The Company developed the Hi-Rise Trisorter System, which requires less space than the original version of the Hi-Rise System, for the existing building market.

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

         During the years ended December 31, 1996, 1997 and 1998, sales and sales-type leases of Hi-Rise Systems accounted for approximately 36%, 29% and 23%, respectively, of the Company's revenues. The Company anticipates that in the future sales and sales-type leases of the Hi-Rise System will constitute a decreasing percentage of its revenues.


PRODUCTS

         HESCO, BES-PAC AND DEVIVO PRODUCTS. The products manufactured by each of Hesco, Bes-Pac and DeVivo consist primarily of waste containers, including roll-off containers, front load and rear load containers and recycling containers. Waste containers are available in a number of sizes and are constructed from heavy duty steel. Certain models of the waste containers are also available in aluminum. Hesco also offers plastic molded lids with heavy duty double wall construction for front load and rear load waste containers. These lids have molded in handles for easy opening. Plastic molded lids are made of high-density polyethylene resin which is resistant to stress, cracking, chemicals and temperature extremes. During the year ended December 31, 1998, sales of waste containers and trash compactors accounted for approximately 52% of the Company's revenues.

         In addition to waste containers, Hesco and Bes-Pac also sell trash compaction systems, recycling equipment such as balers and hoppers, and specialized equipment for use with waste handling trucks. Hesco's and Bes-Pac's lines of trash compaction systems are available in a number of models designed primarily for use in multi-story buildings and commercial establishments. Hesco offers roll-off hydraulic hoists with triple cylinder design for hoisting waste containers on and off of waste hauling trucks. Hesco also offers a fully automated hydraulic tarp mechanism designed exclusively for the roll-off hoist.

         Additionally, the Company has recently begun the sale of rebuilt garbage trucks through Hesco. The Company purchases used garbage trucks which it refurbishes and then sells to its customers.

         WILKINSON PRODUCTS. Wilkinson sells, manufactures, markets and installs sheet metal fabrication products, consisting primarily of laundry and rubbish chutes, as well as construction products such as corner guards, kick and push plates, handrails and bumper rail systems. Wilkinson also offers a line of recycling bins. Wilkinson's laundry and rubbish chutes are available with various types of doors, including a door integrated with the Hi-Rise System control panel, and are custom designed to meet a building's specifications. Construction products and recycling bins are generally available either custom designed or from stock. In addition, Wilkinson provides other sheet metal fabrication products consisting of components custom designed to its customers' specifications which are utilized by its customers in the manufacture of their products. Wilkinson also sells replacement parts for its principal products. During the years ended December 31, 1997 and 1998, sales of Wilkinson's products accounted for approximately 43% and 16%, respectively, of the Company's revenues.

         IDC SYSTEMS PRODUCTS. IDC Systems offers a line of trash compaction systems designed primarily for use in multi-story buildings. IDC Systems' product line includes six principal models. During the years ended December 31, 1997 and 1998, sales of trash compaction systems accounted for approximately 11% and 7%, respectively, of the Company's revenues.

         ACME CHUTE PRODUCTS. Acme manufactures, markets, sells and installs sheet metal fabrication products consisting primarily of trash and laundry chutes and storage lockers.

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

         In an effort to enter the New York City and surrounding geographic markets, in February 1995, the Company acquired IDC Systems, a company engaged in the business of assembling, selling, installing and servicing trash compaction systems in New York, New Jersey and Connecticut. Through IDC Systems, the Company currently services on an annual basis approximately 1,700 compaction customers, many of which are multi-story residential buildings that are potential customers for the Hi-Rise System. The Company seeks to sell its Hi-Rise Systems and continues to sell compaction systems in New York City and the surrounding geographic areas. If it is able to establish a significant market presence in New York City and other geographic areas, the Company anticipates that it will implement product rollout in contiguous areas with high concentrations of multi-story buildings. According to U.S. Census Bureau statistics, approximately 30% of the U.S. population lives in multi-story buildings, representing some 75 million people in an estimated 100,000 buildings. The Company's Hi-Rise Systems can be installed in old buildings with virtually no structural changes, and can be adapted to multi-story commercial buildings and designed into new construction. Of the 179 systems installed to date, 167 have been installed in multi-story residential buildings (including 79 in new residential construction and one in a mixed-use historic rehabilitation) and 12 have been sold to private waste hauling companies which have remarketed the system to residential building owners.

         The Company also plans, as part of its long-term objectives, to expand its operations into foreign markets, including Japan, Korea, the European Community, the Caribbean and South America.

         HI-RISE SYSTEM SALES. Historically, the Company has derived a substantial portion of its revenue from sales, leases and rentals of the Hi-Rise System. To date, 179 Hi-Rise Systems have been installed in several urban communities, including 133 systems in Florida, 27 in Toronto, Canada, 14 in New York City, 2 in the Washington, D.C. area and one each in Chicago, Illinois, the University of Wisconsin and the University of Georgia.

         MARKETING STRATEGY. The Company engages an independent sales force and independent distributors in various regions throughout the United States, for marketing the Hi-Rise System, Wilkinson's sheet metal fabrication products and IDC System's trash compaction systems to multi-story building owners, architects, building contractors and waste hauling companies. Although the Company continues to sell Hi-Rise Systems through independent distributors, the Company has increased its emphasis on sales of Hi-Rise Systems through its direct sales force.

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

         Hesco, Bes-Pac and DeVivo market their products to waste haulers, municipalities and residential customers throughout the east coast United States. Hesco solicits a significant portion of its sales through participation in municipal bids and is listed on the Florida Statewide Vendor List. Hesco's, Bes-Pac's and Devivo's marketing efforts include monitoring trade journals and other industry sources for bid solicitations by various entities including government authorities and related instrumentalities, and responding to such bid solicitations. Typically, a bidder submits a proposal detailing its qualifications, the products to be provided and the cost of the products to the soliciting entity which then, based upon its evaluation of the proposals submitted, awards the order to the successful bidder. One national sales manager and ten regional sales managers distribute products manufactured by Hesco, Bes-Pac and DeVivo, which managers receive salaries and sales commissions.

LEASE PROGRAMS

         In addition to sales of Hi-Rise Systems, the Company seeks to enter into favorable long-term sales-type lease agreements with building owners providing for a fixed monthly rental, renewal options and a fair market value purchase option at the end of the lease term. The Company also seeks to enter into capital leases, for a term of seven years, with building owners providing for monthly principal and interest payments to be applied towards the cost of the Hi-Rise System. At the end of the lease, the building owner may purchase the system for nominal consideration. Of the 179 systems installed to date, 112 have been installed pursuant to lease agreements.

MANUFACTURING AND SUPPLY

         The Company manufactures the Hi-Rise Trisorter System, its sheet metal fabrication products, including trash and linen chutes, and trash compaction systems at its facility in Stow, Ohio. However, the Company obtains certain of its component parts, including carousels, roll-away waste collection bins and most of the components of the electronic control panel and "controller" incorporated into the Hi-Rise System, and to a lesser extent certain components of its trash compaction systems, from third-party manufacturers. For the years ended December 31, 1996, 1997 and 1998, substantially all of the Company's carousel requirements were purchased from one manufacturer, Accudyne Corporation. The Company currently has alternative sources for these components and believes that additional alternative sources are readily available. The Company is substantially dependent on the ability of its manufacturers, among other things, to satisfy performance and quality specifications and dedicate sufficient production capacity for components within scheduled delivery times. The Company does not maintain supply contracts with any of its manufacturers and purchases components pursuant to purchase orders placed from time to time in the ordinary course of business. Failure or delay by the Company's manufacturers in supplying necessary components to the Company would adversely affect the Company's ability to obtain and deliver products on a timely and competitive basis.

         The Company's manufacturing process for chutes consists primarily of decoiling and cutting the steel to length, forming, welding, assembly and then packaging for shipment. Quality control is performed during the welding process. The principal materials used in manufacturing are stainless steel and aluminized steel rolls. Through Wilkinson, the Company generally purchases its steel requirements pursuant to blanket-type purchase arrangements pursuant to which prices are established for a specified period. Wilkinson currently has several sources for its steel requirements and the Company believes that other sources are available. However, failure or delay by Wilkinson's suppliers in supplying materials for its products would adversely affect the Company's ability to obtain and deliver products on a timely and competitive basis. The Company has begun configuring the facility to allocate space for new manufacturing. Certain of the Company's existing equipment may be used for manufacturing of the Company's other products and the Company intends to purchase additional equipment for this purpose.

         The Company currently manufactures the Hesco line of products at its 110,000 square foot facility in Miami, Florida and its 70,000 square foot facility in Okahumpka, Florida. The Bes-Pac product lines are manufactured at two facilities in Easley, South Carolina totaling 140,000 square feet and one facility in Conover, North Carolina totaling 50,000 square feet. DeVivo has one manufacturing facility in Newtown, Connecticut totaling 70,000 square feet. The manufacturing process for containers consists primarily of decoiling and cutting the metal to length, forming, welding and assembly. The containers are then washed with an acid bath, painted with red oxide primer to inhibit rust and finished with two coats of high gloss finish paint. Plastic lids are molded from high density polyethylene resin at the Company's facility in Hialeah, Miami, Florida. The Company also purchases plastic lids from third party manufacturers. The Company manufactures Hesco's trash compaction systems and tarp and hoist systems at its facility in Miami, Florida utilizing components obtained from third party manufacturers. The manufacturing process consists primarily of welding, assembly and finishing. Trash compaction systems are also manufactured at one of Bes-Pac's facilities in Easley, South Carolina.

         The principal materials used by the Company in the manufacture of Hesco, Bes-Pac and DeVivo's products are steel, aluminum and plastic. The Company currently has several sources for its steel, aluminum and plastic requirements and the Company believes that other sources are available. In addition, the Company obtains all of its trash compaction system components and tarp and hoist system components from third party manufacturers. The Company currently has alternative sources for these components and the Company believes that additional sources are available. Hesco, Bes-Pac and DeVivo do not maintain supply contracts with any of their material suppliers or component manufacturers and purchase materials and components pursuant to purchase orders placed from time to time in the ordinary course of business. Failure or delay by their suppliers (or manufacturers) in supplying necessary materials or components would adversely affect the Company's ability to manufacture, obtain and deliver products on a timely basis.

         The Company engages in limited assembly operations of the Hi-Rise System at its facility in Miami, Florida. The Company's assembly operations involve the certification of each system component, assembly of the system's electronic control panels, a series of quality specification measurements, and various other physical and visual tests to certify final performance specifications. The Company's sales cycle, which in the case of direct sales, leases and rentals commences at the time a prospective customer demonstrates to the Company an interest in purchasing or leasing or renting a Hi-Rise System and ends upon completion of installation of such system, at which time the Company recognizes revenue, typically ranges from two to six months. The period from the execution of a purchase order or lease or rental agreement until delivery of system components to the Company, assembly, shipment and completion of installation of such system typically ranges from one to two months in the case of existing buildings and from six to eighteen months in the case of new building construction. In the case of sales to distributors, the Company's sales cycle commences at the time a prospective customer expresses an interest in purchasing a Hi-Rise System and ends upon shipment of the system to the distributor, at which time the Company recognizes revenue, and typically ranges from two to four months. By contrast, the Company may fill purchase orders within seven days of receipt when delivered out of inventory. These orders are primarily orders for spare parts. The Company generally fills orders shortly after receipt, except in the case of new building construction where delays in installation may occur at the building owner's request as a result of its construction schedule. At December 31, 1998, the Company had a backlog of approximately $10,200,000 relating primarily to installations of Hi-Rise Systems in new buildings and contracted compactor orders. At December 31, 1996 and 1997, the Company had a backlog of approximately $3,500,000 and $5,100,000, respectively, relating to installations of Hi-Rise Systems in new buildings and contracted compactor orders. The Company believes that its present inventory level, together with readily available components and supplies, is sufficient to satisfy the current backlog.

         The minimum period of time required by the Company to fill an order for its custom-designed Wilkinson products generally ranges from four to six weeks from its receipt of approved drawings. However, its sales cycle typically depends on the building's construction schedule. As a result, the sales cycle for the Company's Wilkinson products may range from six months to 18 months.

         Purchase orders for the Hesco's, Bes-Pac's and DeVivo's waste containers, lids, roll-off hoists and tarps are generally filled promptly from inventory. Trash compaction systems are manufactured to the customer's order. The minimum period of time required by Hesco to fill an order for a trash compaction system ranges from four to six weeks. As a result, the sales cycle for the Company's Hesco products may range from one day to two months depending on the type of product and available inventory.

CUSTOMERS

         To date, the Company has marketed the Hi-Rise System primarily to existing and newly-constructed residential buildings. Since 1995, the Company has focused on the new construction residential building market. The new construction market in South Florida was a large source of orders for the Hi-Rise System during the years ended December 31, 1996, 1997 and 1998. The Company plans to market the Hi-Rise System beyond the residential building market to owners of existing commercial buildings with waste disposal chutes and newly-constructed or renovated commercial multi-story buildings. The Company believes that other potential customers include waste recycling companies, municipal waste haulers, hospitals, universities, hotels and government buildings. The Company believes that its acquisition of IDC Systems has enhanced the Company's ability to market and sell its Hi-Rise Systems in New York City and its surrounding geographic areas and to expand its customer base.

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

         The customers for Hesco, Bes-Pac and DeVivo's waste containers consist principally of waste haulers and municipalities throughout the east coast of the United States. The Company markets Hesco, Bes-Pac and DeVivo's trash compaction systems primarily to multi-story buildings and commercial establishments. Rebuilt garbage trucks are marketed by Hesco primarily to municipalities in South America and the Caribbean. Hesco typically enters into blanket sales orders with its municipal customers and certain waste haulers pursuant to which it agrees to sell its products to the customer at prices which are fixed for a specified period of time.

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

         In connection with Hi-Rise System sales, the Company offers a limited warranty period of six months in the case of retrofit buildings, or one year in the case of new buildings, covering workmanship and materials, during which period the Company or its authorized service representative will make repairs and replace parts which become defective due to normal use. Pursuant to maintenance and service contracts, the Company will make repairs during business hours according to a specified period commencing upon the expiration of the warranty for a monthly fee. The Company employs five persons who are engaged in system maintenance and service (including installation), excluding nine service representatives employed by IDC Systems. These nine are trained to install and service both compactors and the Hi-Rise System. Other than buildings which have entered into lease agreements with the Company, to date, 13 buildings (containing 17 systems) have entered into service contracts with the Company. Revenues from these service contracts are not material.

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

         In connection with sales of Hesco, Bes-Pac and DeVivo's products, each of Hesco, Bes-Pac and DeVivo typically offers a one-year limited warranty covering workmanship and materials, during which time it will repair or replace products or parts which become defective due to normal use.

PRODUCT DEVELOPMENT

         The Company's product development efforts are focused on enhancing and refining the Hi-Rise System and on adapting the system to satisfy individual and industry requirements. For the years ended December 31, 1996, 1997 and 1998, product development expenditures by the Company were approximately $48,881, $32,467, and $55,986 respectively, and were expensed as incurred. The Company intends to continue to engage in ongoing system refinement and enhancement efforts, including development of a diverter model that enables the system to accommodate larger buildings with the Hi-Rise System and a separate compactor. The system also has modem capabilities to interface via telephone communication lines with waste hauling companies and other industry participants. The Company believes that the potential ability of the system to alert waste hauling and recycling companies when collection bins reach capacity will facilitate community recycling programs and improve the efficiency of recyclable solid waste collection and disposal. The Company also will seek to develop a capability to centrally monitor resident participation and to use statistical data to develop recycling programs to satisfy evolving industry trends and regulatory requirements. The bagger model was completed in 1995 and is being actively marketed by the Company. An integrated chute door system for new construction was also developed in 1995 and is being actively marketed at the present time. This technology combines the building's trash chute, trash chute door and floor panel into one piece of equipment. In 1997, the Company introduced the Hi-Rise Trisorter System, designed primarily for the retrofit market.

COMPETITION

         The waste management industry is characterized by intense competition. The Company is aware of at least three companies that offer or are attempting to offer solid waste collection alternatives for multi-story residential buildings. There can be no assurance that other companies do not have or are not currently developing functionally equivalent products, or that functionally equivalent products will not become available in the near future. The Company is aware of a number of companies that offer trash compaction systems substantially similar to those sold by the Company. Through Wilkinson and Acme, the Company competes with certain regional manufacturers of chutes and other sheet metal fabrication products. Through Hesco, Bes-Pac and DeVivo, the Company competes with a number of national and regional manufacturers and distributors of solid waste handling equipment, including Marathon, McClain/EZ Pack and Waste Quip. Certain of the Company's competitors are well established, have substantially greater financial, personnel, marketing and other resources than the Company and have established reputations. In addition, there are numerous companies involved in the waste management industry, including waste hauling companies and other companies engaged in waste separation, recovery and recycling, which may have the expertise and resources that would encourage them to attempt to develop and market products which would compete with the Hi-Rise System or render the system obsolete or less marketable. The Company's Hi-Rise System currently competes with other methods for separating and collecting recyclables and waste disposal. Many of the companies marketing such waste disposal services or products or with the potential to do so are well established, have substantially greater financial and other resources than the Company and have established reputations relating to product design, development, marketing and support. The Company believes that the alternatives offered by its competitors are less desirable than the Hi-Rise System because they are more expensive and may result in risks such as fire and vermin from the storage of recyclables on each floor of the building until collection and in health hazards to the building's maintenance personnel associated with floor-to-floor collection and transportation of recyclables.

PATENTS AND PROPRIETARY INFORMATION

         The Company holds United States, Canadian and European Community patents, which cover a system of separating waste in multi-story buildings with a chute system. The Company's United States, Canadian and European Community patents expire in 2008, 2013 and 2016, respectively. Functionally equivalent waste collection and source-separation systems which may not be covered by the Company's patents may be currently in commercial distribution by the Company's competitors. The Company has applied for patents in Japan and Korea, similar or identical to its United States and Canadian patents. In 1995, the Company applied for two additional patents in the United States and anticipates that it will apply for additional patents as deemed appropriate. Through Wilkinson, the Company holds United States patents covering certain recycling bins which expire at various dates from 2009 through 2010 and has applications pending for additional patents. Through Hesco, the Company also holds a United States patent covering its hydraulic tarp mechanism, which expires in 2008. Additionally, through Atlantic Maintenance, the Company has a United States patent pending covering a compactor assembly for use with recycling bins, which if issued, would expire in 2017. Through DeVivo, the Company holds two patents relating to the locking mechanisms on DeVivo's front and side loading waste containers. Both of these patents expire in 2014. Additionally, DeVivo has a patent pending relating to a specialized waste container for certain liquid wastes.

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

EMPLOYEES

         At December 31, 1998, the Company employed approximately 375 persons, of which twelve are in executive positions, 30 are in sales, 280 are in production, two are in marketing, 18 are in service and installation, twenty are in administration, one is in education and two are in engineering. At December 31, 1998, DeVivo employed approximately 130 persons, including three in executive positions, three in clerical and administrative positions, four in sales positions, and approximately 120 shop personnel. The Company believes that it will be able to retain such personnel and that its employee relations are satisfactory.

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

ITEM 2.  DESCRIPTION OF PROPERTY

FACILITIES

         Hi-Rise's principal executive offices are located at Hesco's office and manufacturing facilities in an approximately 110,000 square foot building situated on approximately six acres of land in Miami, Florida. Prior to the Hesco Merger and the Atlantic Maintenance Merger, in January 1998, the land and building were sold by United Truck and Body Corporation, a subsidiary of Hesco, to an affiliate of Mr. Acosta for a purchase price of approximately $1.3 million. Hesco also maintains a manufacturing facility in an approximately 70,000 square foot building in Okahumpka, Florida and an approximately 3,000 square foot shop in Hialeah, Miami, Florida used for molding its plastic container lids. Rent for these facilities are approximately $27,000 per month for the Miami facility and $1,000 per month for the Hialeah facility. The Okahumpka facility is rent free through August 1999. The leases for these Hesco facilities were entered into between Hesco and Acosta and/or affiliates of Acosta in connection with the Hesco Merger and Atlantic Maintenance Merger and are subject to unconditional guaranties between the Company and the respective landlords. The Company also leases office space in New York City on a month-to-month basis at a monthly rental of $3,000.

IDC Systems' executive offices, warehouse and assembly operations are located in approximately 10,600 square feet of leased space in Mount Vernon, New York. The lease provides for a rental of approximately $7,600 per month, with increases in year three through five at 4% each, and a five year term expiring October 1, 2000. The Company believes that IDC Systems' facilities are adequate for its present needs.

         Wilkinson's executive offices, warehouse, manufacturing and assembly operations are located in approximately 50,000 square feet of leased space in Stow, Ohio. The lease provides for an initial three year term expiring February 2, 2000 at an initial rental of approximately $13,000 per month, with increases in the second and third year based on increases in the consumer price index. Wilkinson has an option to renew the lease for an additional two years.

         Recycltech's offices are located in approximately 3,472 square feet of leased space in the City of North York, Ontario, Canada. The lease provides for a rental of $868 per month and expires on May 31, 1999. The Company believes that Recycltech's facilities are adequate for its present needs.

         Bes-Pac maintains its corporate headquarters and manufacturing facilities in an approximately 50,000 square foot building situated on approximately four acres of land in Easley, South Carolina. Bes-Pac also maintains a manufacturing facility in an approximately 100,000 square foot building in Easley, South Carolina and a 70,000 square foot facility in Conover, North Carolina. All these facilities are leased from Ronald McCracken, the former owner of Bes-Pac, for an aggregate rental of approximately $25,250 per month pursuant to leases expiring on December 31, 2012.

         Acme maintains its corporate headquarters and manufacturing facilities in an approximately 10,000 square foot building situated on approximately two acres of land in Fort Lauderdale, Florida. These facilities are leased for a rental of approximately $3,000 per month pursuant to a lease expiring April 30, 1999.

         DeVivo maintains its corporate headquarters and manufacturing facilities in an approximately 90,000 square foot building situated on approximately seven acres of land in Newtown, Connecticut. This facility is leased from Mario DeVivo, the former owner of DeVivo, for a rental of approximately $30,000 per month pursuant to a lease expiring February 28, 2011.

ITEM 3.  LEGAL PROCEEDINGS

         As a result of operations conducted in the ordinary course of business, from time to time the Company may be, and currently is, subject to product liability and/or warranty claims and litigation. The Company believes, though no absolute assurance can be given to that effect, that the current levels of coverage provided by the Company's product liability insurance policy are adequate and that any such claims will not have a material adverse effect on the Company's financial condition or results of operations.

         On October 7, 1996, Milton Payton ("Mr. Payton"), a former employee, filed a lawsuit in the Circuit Court of Cook County, Illinois County Department, Law Division against the Company claiming breach of contract and fraud and misrepresentation. In general, the lawsuit alleged that the Company made written and verbal representations to Mr. Payton to become General Manager and part owner of the Company's Midwest Subsidiary. Mr. Payton was seeking compensatory damages of $600,000 for breach of contract and $600,000 for fraud and misrepresentation. On January 2, 1998, the Company entered into a compromise agreement with Mr. Payton pursuant to which (1) the Company agreed to pay Mr. Payton $100,000, in cash and (2) Mr. Payton agreed to release all claims against the Company.

         On February 10, 1998, Edward Brown, an employee of the New York City Housing Authority, filed a lawsuit in the Supreme Court of the State of New York, County of Bronx, against International Dynetics Corp., Waste Technology Corp., Precision Machinery Systems Inc., the Company, IDC Systems and IDC Acquisition Sub, Inc. The complaint filed in this action seeks damages of $2,000,000 in negligence, strict liability in tort and breach of express and implied warranties for injuries allegedly sustained by the plaintiff on July 30, 1996 when the casters on a trash container installed by defendants in a New York Housing Authority building in the county of Bronx, City and State of New York, broke off, causing the trash container to fall onto Mr. Brown. The Company does not believe that the outcome of such action will have a material adverse affect on the Company's financial condition or results of operations.

         On March 10, 1998, World Business Brokers, Inc., a Florida corporation ("World Business Brokers"), filed a lawsuit in the Circuit Court of the Eleventh Judicial Circuit for Dade County, Florida against the Company. In general, the lawsuit alleges that the Company entered into an Information Agreement with World Business Brokers pursuant to which the Company agreed to pay a commission based upon industry standards to World Business Brokers in connection with the Hesco Merger and the Atlantic Maintenance Merger. World Business Brokers is seeking damages in excess of $15,000 and attorneys' fees. The Company does not believe that the outcome of this action will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has traded in the over-the-counter market on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small-Cap Market under the symbol "HIRI" since July 22, 1993, the date of the Company's initial public offering (the "IPO"). The following table sets forth, for the periods indicated, the high and low closing bid quotations for the Common Stock, as reported by NASDAQ. The NASDAQ quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not necessarily represent actual transactions.

           PERIOD                             HIGH                      LOW
----------------------------           ------------------         --------------
Year ended December 31, 1997
         1st Quarter                         $4-3/16                   $3
         2nd Quarter                          3-5/8                     2-1/2
         3rd Quarter                          4-11/16                   2-5/8
         4th Quarter                          4-3/8                     2-5/16

Year ended December 31, 1998
         1st Quarter                         $3-9/16                   $2-1/2
         2nd Quarter                          3-5/16                    2-1/2
         3rd Quarter                          3-3/32                    1-3/4
         4th Quarter                          2-9/16                    1-13/32

         As of March 10, 1999, there were 174 holders of record of the Company's Common Stock. The Company believes that there are in excess of 1,000 beneficial owners of the Company's Common Stock. On March 30, 1999, the closing bid price of the Common Stock was $3.50 per share.

         In late June and early July 1997, the Company sold an aggregate of 200 shares of its Series B Convertible Preferred Stock, $.01 par value (the "Series B Preferred Stock"), and warrants (the "1997 Warrants") to purchase an aggregate of 888,887 shares of the Common Stock, in a private placement to accredited investors for an aggregate purchase price of $2,000,000 pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. The Series B Preferred Stock is convertible, at the option of the holder thereof, into Common Stock at a conversion price of $2.25. The Series B Preferred Stock accrues Common Stock dividends at a rate of approximately 72,000 shares per annum, which dividends are payable upon conversion of the Series B Preferred Stock in additional shares of Common Stock. The Series B Preferred Stock has no voting rights. The 1997 Warrants entitle the holders thereof to purchase shares of Common Stock at an exercise price of $2.25 per share.

         In connection with the Atlantic Maintenance Merger, on February 20, 1998, the Company issued an aggregate of 1,276,094 shares of Common Stock to Mr. Acosta, which shares had a market value of approximately $3,500,000 on such date.

         On February 20, 1998, pursuant to the 1998 Private Placement, the Company sold an aggregate of 1,299,098 shares of Common Stock at a price of $2.70 per share. All the net proceeds from this transaction were used in connection with the Hesco Merger.

         In connection with the Bes-Pac Merger, on October 30, 1998, the Company issued an aggregate of 1,890,500 shares of Common Stock to the former owner of Bes-Pac, which shares had a market value of approximately $3,781,000 on such date.

         In connection with the Acme acquisition, on November 20, 1998, the Company issued an aggregate of 27,778 shares of Common Stock, valued at approximately $50,000, to the former shareholders of Acme.

         In connection with the DeVivo Acquisition, on February 22, 1999, the Company issued an aggregate of 1,463,400 shares of Common Stock to the former owners of Devivo Industries and Ecological Technologies, which shares had a market value of approximately $2,926,800 on such date.

         To date, the Company has not declared or paid any dividends on its Common Stock. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition and other relevant factors. The Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain future earnings for use in the Company's business operations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         The Company was incorporated in May 1990 and was engaged principally in product development until January 1991, when it installed the first Hi-Rise System on a shared savings basis. The Company only began to generate significant revenues in 1998, the first year in which the Company has been profitable.

         The Company is primarily engaged in manufacturing, distributing, marketing and selling solid waste handling equipment. Until February 1997, the Company was primarily engaged in distributing, marketing and selling the Hi-Rise System, a proprietary automated system designed to collect source-separated recyclables and other solid waste in multi-story residential buildings. In February 1997, the Company expanded its product lines to include sheet metal fabrication products, consisting primarily of rubbish and laundry chutes. During the years ended December 31, 1997 and 1998, sales of sheet metal fabrication products accounted for approximately 43% and 17%, respectively, of the Company's revenues. In 1998, the Company acquired Hesco and Bes-Pac, companies engaged in the business of manufacturing, marketing and selling solid waste handling equipment products consisting primarily of waste containers and trash compaction systems. During the year ended December 31, 1998, sales of Hesco and Bes-Pac products accounted for 52% of the Company's revenues. The Company anticipates that in the future the Hesco, Bes-Pac and DeVivo product lines will be the Company's single largest source of revenue. In addition, the Company expects that its other principal sources of revenue will be sales of rubbish and linen chutes, trash compaction systems and the Hi-Rise System and sales-types leases of the Hi-Rise System.

         The Company's results of operations for the year ended December 31, 1997 include the results of Wilkinson from February 3, 1997. Additionally, the Company's results of operations for the year ended December 31, 1998 include the results of Hesco from February 20, 1998, Bes-Pac from October 30, 1998 and Acme from November 20, 1998. Accordingly, the Company's results of operations for the years ended December 31, 1996, 1997 and 1998 are not comparable in certain material respects.

         Prior to 1997, substantially all of the Company's operating revenues, other than IDC Systems revenues, were derived from leases and rentals of the Hi-Rise System and from direct sales of the Hi-Rise System to multi-story residential building owners and, to a lesser extent, from shared savings programs, maintenance and monitoring contracts. The Company had entered into 33 shared savings agreements, pursuant to which the Company managed a building's solid waste disposal and received an amount equal to the building's monthly waste hauling bill prior to system installation (which amount is adjusted to reflect increases in the hauling rate). Under the terms of these agreements, the Company paid the building's current waste hauling bills and was entitled to retain between approximately 60-100% of the monthly savings realized as a result of any decrease in the building's waste hauling bill. The balance of any such savings was passed on to the building. The Company sold these agreements for approximately $68,000 on a nonrecourse basis in February 1998 and has ceased offering shared savings arrangements.

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

         On February 20, 1998, the Company consummated the Hesco Merger. As a result of the Hesco Merger, Hesco became a wholly owned subsidiary of the Company. The consideration for the Hesco Merger paid by the Company was $8,300,000 in cash, including $2,236,281 in repayment of a shareholder loan.
The consideration for the Hesco Merger was partially funded by the net proceeds of the 1998 Private Placement. Approximately $500,000 of the Hesco Merger consideration was funded from the proceeds of a $500,000 five-year term loan from Donald Engel, Chairman of the Board of Directors and Chief Executive Officer of the Company. The remaining portion of the Hesco Merger consideration was funded through the proceeds of a line of credit and a term loan from Ocean Bank. On February 20, 1998, the Company also consummated the Atlantic Maintenance Merger. As a result of the Atlantic Maintenance Merger, Atlantic Maintenance became a wholly owned subsidiary of the Company. The consideration for the Atlantic Maintenance Merger consisted of 1,276,094 shares of Common Stock. The Company also entered into a seven-year agreement with an affiliate of Acosta to lease Hesco's primary manufacturing facility. Goodwill that resulted from the business combinations described above is being amortized over twenty years.

         On February 20, 1998, the Company sold an aggregate of 1,299,098 shares of its Common Stock for $2.70 per share in the 1998 Private Placement to accredited investors in which it received aggregate gross proceeds of approximately $3,507,560. After payment of fees, expenses and commissions, the net proceeds to the Company from the 1998 Private Placement were approximately $3,200,000. The 1998 Private Placement was consummated in order to partially fund the cash portion of the Hesco Merger.

         On October 30, 1998, the Company acquired all of the issued and outstanding shares of common stock of Bes-Pac pursuant to the merger of Bes-Pac with and into a wholly owned subsidiary of the Company. Pursuant to the Bes-Pac Merger, the Bes-Pac shares were converted into the right to receive (i) $3,000,000 in cash, (ii) an aggregate of 1,890,500 shares of Common Stock, (iii) a Note in the principal amount of $1,219,000, and (iv) the contingent right to receive additional cash and additional shares of Common Stock (collectively, the "Merger Consideration"). The Company funded the cash portion of the Merger Consideration through borrowings available under the Company's new revolving and term credit facilities of up to $40.0 million from GECC and other participating lenders. At such time as the Bes-Pac Merger is approved and/or ratified by the Company's shareholders, the entire principal amount of the Note automatically converts into a number of shares of Common Stock determined by dividing the then outstanding principal amount of the Note by $2.00, subject to adjustment under certain circumstances.

         Bes-Pac is engaged in the business of manufacturing and distributing solid waste handling equipment. Bes-Pac's product lines includes large industrial compaction systems, roll-off waste containers and a full line of recycling equipment.

         On February 22, 1999, the Company consummated the acquisition of the DeVivo Companies. The purchase was consummated pursuant to a Stock Purchase Agreement by and among the Company, the DeVivo Companies, Mario DeVivo and two other selling stockholders owning 10% each of ETI with Mario Devivo owning the remaining 80%. The aggregate purchase price paid by the Company to the sellers consisted of $11,707,200, in cash, and 1,463,400 shares of the Common Stock. The cash portion of the purchase price was funded through borrowings under the Company's $40 million credit facility with GECC and the other participating lenders. The Company also entered into five year employment agreements with each of the sellers and entered into a long term lease with Mario DeVivo for DeVivo's Newtown, Connecticut plant and office facility.

         DeVivo is engaged in the business of manufacturing and supplying waste handling and recycling equipment to the greater New York City and New England markets. ETI owns certain patent rights relating to DeVivo's business.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997.

         Total revenue during 1998 was $31,180,354, an increase of $20,696,778 compared to total revenue of $10,483,576 during 1997. One of the primary reasons for this increase is the inclusion of ten months of revenue of Hesco during 1998 in the amount of $14,017,597 and two months of revenues of Bes-Pac in the amount of $2,273,144. Revenue from equipment sales, consisting of sales of Hi-Rise Systems and trash compaction systems, increased by $3,050,708 to $7,016,165 during 1998, from $3,965,457 during 1997. Revenue from trash chute sales increased by $310,943 to $5,068,775 during 1998, from $4,757,832 during 1997.
This increase is primarily the result of the inclusion of a full year of Wilkinson sales in 1998 compared to only eleven months in 1997, as well as increased Wilkinson compactor sales during the year ended December 31, 1998. Wilkinson added compactors into its product line in 1998.

         During 1998, the Company had interest income of $776,047, an increase of $217,329 compared to $558,718 during 1997. The increase in interest income is primarily attributable to increased interest realized from additional leases of Hi-Rise Systems in 1998 as compared to 1997.

         Total operating expenses during 1998 were $27,877,568, an increase of $17,350,082 compared to total operating expenses of $10,527,486 during 1997. A primary reason for the increase was the inclusion in 1998 of cost of sales for Wilkinson of $3,766,852, Bes-Pac of $1,643,751, Hi-Rise of $4,119,341 and Hesco of $9,798,377. Additionally, sales and administrative costs associated with Hesco and Bes-Pac for 1998 totaled $2,335,562. As a percentage of revenue, cost of equipment sold increased to 68% during 1998 from 51% during 1997. A primary reason for this increase is the inclusion of waste equipment sales from Bes-Pac and Hesco which have a cost of sales of 75%. The inclusion of waste equipment sales which are at lower margins than Hi-Rise System sales resulted in higher cost of sales on a percentage basis. Selling and marketing expenses 1998 were $1,301,466, an increase of $603,719 compared to selling and marketing expenses of $697,747 during 1997. Selling and marketing expenses for 1998 include approximately $558,514 of additional expenses for Hesco for ten months of 1998. General and administrative expenses during 1998 were $5,431,005, an increase of $1,663,410 compared to general and administrative expenses of $3,767,595 during 1997. General and administrative expenses for 1998 include approximately $1,477,515 and $164,618 of such expenses for Hesco and Bes-Pac, respectively.

         During 1998, interest expense increased by $617,082 to $1,000,725 from interest expense of $383,643 during 1997 as a result of increased borrowings under the Company's lines of credit to finance the Hesco Merger and Bes-Pac Merger.

         As a result of the foregoing, the Company realized net income of $3,003,108 during 1998 compared to net income of $20,165 during 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had working capital of $6,368,909 and cash and cash equivalents aggregating $324,422, compared to working capital of $4,521,717 and cash and cash equivalents of $1,134,131 at December 31, 1997.

         During 1998, the Company obtained a $40 million credit facility from GECC and other participating lenders. This facility consists of two revolving lines of credit totaling $17 million, a $9 million term loan funded at closing, a $6 million term loan which was funded in connection with the Company's acquisition of the DeVivo Companies and an $8 million acquisition line. One revolving line of credit in the amount of up to $8 million is collateralized by accounts receivable and inventory of the Company and its subsidiaries. The borrowing base is calculated by taking 80% of the value of eligible receivables and 50% of the value of eligible inventory. Approximately $6,683,000 was outstanding under this line of credit as of December 31, 1998. The other revolving line of credit in the amount of up to $9 million is collateralized by leases entered into by the Company for Hi-Rise systems and other products manufactured by the Company and its subsidiaries. The borrowing base is calculated by taking 90% of the value of eligible leases issued by the Company for its equipment. Approximately $4,500,000 was outstanding under this line of credit as of December 31, 1998. Both lines of credit bear interest at a rate per annum equal to the prime rate as announced by THE WALL STREET JOURNAL plus .5% and are due in October 2003. The term loan funded at closing is for $9 million and bears interest at a fixed rate of 11% for five years. Interest only on the term loan is payable quarterly for four and one half years with principal payable for two quarters in the amount of $1.5 million and a $6 million dollar payment due at October 30, 2003. The $6 million dollar term loan has a six month period of interest only and principal payments to be paid on a quarterly basis until October 30, 2003. The acquisition facility also has a six month interest only period and quarterly principal payments due five years from the funding of the loan. Both the $6 million term loan and the acquisition facility bear interest at a rate of prime, as announced by THE WALL STREET JOURNAL, plus .5%. As part of the credit facility provided by GECC and other lenders, the Company issued warrants to the lenders to purchase an aggregate of 1,476,259 shares of the Company's Common Stock. Proceeds available under the credit facility were used to (i) satisfy all amounts owed to Ocean Bank totaling $12.8 million, (ii) satisfy debt owed to Donald Engel, Chairman of the Board and Chief Executive Officer of the Company, in the amount of $500,000, (iii) satisfy debt owed to NationsBank by Bes-Pac totaling $2.3 million, (iv) pay the $3.0 million cash portion of the consideration for the Bes-Pac Merger and (iv) pay fees of $562,824 to GECC.

         In June 1998, the Company had entered into a lease financing arrangement with Western Finance and Lease, Inc., formerly known as First Sierra, Inc. ("Western Finance"), pursuant to which Western Finance has agreed to purchase, from time to time, eligible leases of Hi-Rise Systems from the Company for a purchase price equal to the discounted present value of the leases purchased. During 1998, the Company sold the anticipated cash flow relating to twelve (12) Hi-Rise System leases to Western Finance for an aggregate of $1,710,588.

         In order to fund the cash portion of the purchase price for the Wilkinson Assets, in February 1997, the Company obtained an $850,000 line of credit and a $900,000 five-year term loan from Ocean Bank. In February 1998, the line of credit was increased to $1,000,000. In connection with the closing under the GECC credit facility, the Company utilized amounts available thereunder to repay $997,527 outstanding under the Ocean Bank line of credit and term loan and, contemporaneously therewith, terminated the Ocean Bank line of credit and term loan.

         In order to fund part of the cash portion of the Hesco Merger, in February 1998, the Company obtained a $3,000,000 line of credit and a $3,000,000 term loan from Ocean Bank. The term loan was obtained on December 31, 1997. In connection with the closing under the GECC credit facility, the Company utilized amounts available thereunder to repay $5,930,706 outstanding under the Ocean Bank term loan and, contemporaneously therewith, terminated this term loan.

         During 1998, net cash used by operating activities was $1,339,357, compared to net cash used in operating activities of $2,864,052 during 1997. The change was primarily attributable to the change from a marginal profit in 1997 to $3.0 million net income in 1998. Additionally, accounts receivable increased by $964,711 as a result of increased sales by Wilkinson and Hesco during 1998. In addition, inventory increased by $1,476,162 primarily as a result of purchases of inventory for equipment and material to support the Company's $10 million backlog. This backlog represents a 30% increase over 1997 backlog. Also net investment in sales type leaves increased by $3,179,757 as a result of 40 other leases added to the lease portfolio.

         Net cash used by investing activities was $12,132,835 during 1998. This is primarily the result of proceeds used in connection with the Company's acquisitions of Hesco, BesPac and Acme during 1998. Net cash provided by financing activities was $12,662,483 during 1998. This increase was primarily the result of proceeds from the GECC credit facility.

         The Company currently has no outstanding material commitments for capital expenditures. The Company's primary requirements for capital will be the cost of equipment sold, leased and rented, strategic acquisitions, marketing and sales costs associated with the Company's national and international expansion into new target markets, efforts to establish a nationwide distribution network and general and administrative expenses associated with the Company's business plan. The Company anticipates, based on currently proposed plans and assumptions relating to operations (including the anticipated costs associated with, and timetable for, its proposed expansion), that cash flow from operations and funds available under the Company's existing credit facilities will be sufficient to satisfy the Company's contemplated cash requirements for at least 12 months. In the event that the Company's plans change, its assumptions to change or prove to be inaccurate or if its existing capital and cash flow otherwise prove to be insufficient (due to unanticipated expenses, delays, problems, difficulties or otherwise), the Company could be required to seek additional financing or may be required to curtail its expansion or other activities. In the event that the Company requires additional financing, the Company may seek to raise capital through the sale of its equity securities, including at prices which may represent significant discounts from the market price of the Common Stock.

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

        In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130"). SFAS No. 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gain and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has no material items which would comprise other comprehensive income for 1998 and 1997.

         In June 1998, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 requires a public business enterprise report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for financial statements for periods beginning after December 15, 1998. The Company implemented SFAS 131 in 1998.

YEAR 2000

         The Company is currently in the process of evaluating its computer software and databases to determine whether or not modifications will be required to prevent problems related to the year 2000. These problems could cause malfunctions in certain software and databases with respect to dates on or after January 1, 2000, unless corrected. As of December 31, 1998, the Company had incurred expenses of approximately $90,900 in connection with Year 2000 modifications.

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

CAUTIONARY STATEMENTS RELATING TO FORWARD-LOOKING STATEMENTS

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Incorporated by reference from the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed within 120 days after the end of the Registrant's fiscal year.

ITEM 10. EXECUTIVE COMPENSATION TABLE

         Incorporated by reference from the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed within 120 days after the end of the Registrant's fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference from the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed within 120 days after the end of the Registrant's fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed within 120 days after the end of the Registrant's fiscal year.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)      Exhibits

EXHIBITS    DESCRIPTION
--------    -----------
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

10.8        United States Patent No. 5,031,829 dated July 16, 1991. (1)

10.9 Assignment of Patent dated June 15, 1993, by Mark Shantzis in favor of the Company. (1)

10.10       International Application under the Patent Cooperation Treaty. (1)

10.11 Request for Entry into National Phase under Article 22 or 39 of the Patent Cooperation Treaty dated January 24, 1992 filed in Canada.
            (1)

10.12 Request for Entry into Regional Phase under the Patent Cooperation Treaty dated January 20, 1993 filed in the European Community. (1)

EXHIBITS    DESCRIPTION
--------    -----------
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

10.19 Merger Agreement between the Company, IDC Acquisition Sub, Inc., IDC Systems and the stockholders of IDC Systems. (5)

10.20       Employment Agreement between the Company and Seymour Oestreicher.
            (2)(5)

10.21 Subscription Agreement between the Company and Norton Herrick dated June 27, 1995. (6)

10.22 Registration Rights Agreement, dated June 27, 1995, between the Company and Norton Herrick. (7)

10.23 Asset Purchase Agreement dated February 3, 1997among the Company, WC Acquisition Corp. and Wilkinson Company, Inc., including Form of Lease. (8)

10.24 Credit Agreement dated September 1996 between the Company and Ocean Bank. (9)

10.25 Lease dated October 9, 1996 between Recycltech, Ltd. and Pianosi Bros. Construction Ltd. (10)

10.26 Compromise Agreement dated July 1996 between the Company and Jeffrey Daniels. (11)

10.27 Compromise Agreement dated July 1996 between the Company and Thomas Witter. (12)

10.28       1996 Stock Option Plan (2)(13)

10.29       1996 Directors Stock Option Plan. (2)(14)

10.30 Employment Agreement dated March 25, 1996 between the Company and Donald Engel. (2)

10.31 Employment and Consulting Agreement dated March 25, 1996 between the Company and Mark D. Shantzis. (2)

10.32 Promissory Note, Commercial Security Agreements and Agreements to Furnish Insurance dated February 3, 1997 by the Company and WC Acquisition Corp. (now known as Wilkinson Company, Inc.) in favor of Ocean Bank. (15)

EXHIBITS    DESCRIPTION
--------    -----------
10.33       Credit Agreement dated September 17, 1997 between the Company and
            Ocean Bank.(15)

10.34 Variable Rate Commercial Promissory Note, Commercial/Agricultural Revolving or Draw Note-Variable Rate, Commercial Security Agreements and Commercial Continuing Guaranties dated December 19, 1998 by the Company and Hesco Sales, Inc. in favor of Ocean Bank.(16)

10.35 Agreement and Plan of Merger dated as of February 11, 1998 by and among the Company, AM Acquisition Corp., Atlantic Maintenance of Miami, Inc. and Evelio Acosta. (17)

10.36 Agreement and Plan of Merger dated as of February 11, 1998 by and among the Company, HS Acquisition Corp., Hesco Sales, Inc. and Evelio Acosta. (18)

10.37 Business Lease dated February 20, 1998 between Evelio and Gladys Acosta and Hesco Sales, Inc.(19)

10.38 Business Lease dated February 20, 1998 between Acosta Family Limited Partnership and Hesco Sales, Inc.(20)

10.39 Unconditional Continuing Guaranty of Leases dated February 20, 1998 by and between the Company and Evelio and Gladys Acosta(21)

10.40 Unconditional Continuing Guaranty of Leases dated February 20, 1998 by and between the Company and Acosta Family Limited Partnership(22)

10.41 Indemnification Agreement dated February 20, 1998 by and among the Company, HS Acquisition Corp., AM Acquisition Corp., Hesco Sales, Inc., Atlantic Maintenance of Miami, Inc. and Evelio Acosta(23)

10.42 Employment Agreement dated February 20, 1998 between Hesco Sales, Inc. and Evelio Acosta(24)

10.43 Employment Agreement dated March 10, 1998 between the Company and J. Gary McAlpin(25)

10.44 Employment Agreement dated March 10, 1998 between the Company and Bradley Hacker(26)

10.45 Settlement Agreement and Mutual General Release between Milton Payton and the Company dated March 2, 1998.(27)

10.46 Credit Agreement (the "Credit Agreement"), dated as of October 28, 1998, by and among Hi-Rise Recycling Systems, Inc., IDC Acquisition Sub, Inc., Wilkinson Company, Inc., Recycletech Enterprises Inc., Hesco Sales, Inc., United Truck and Body Corporation, Hesco Export Corporation, BPI Acquisition Corp., and DII Corporation, as Borrowers, General Electric Capital Corporation, NationsBank, N.A., Key Corporate Capital, Inc. and the other lenders signatory thereto, as Lenders, General Electric Capital Corporation, as Administrative Agent for the Lenders, and NationsBank, N.A., as Revolver Agent for the Lenders. (28)

10.47 Revolving Note (Revolver A), dated as of October 28, 1998, in the aggregate principal amount of $2,250,000 issued by the Lenders to General Electric Capital Corporation ("GECC").(29)

10.48 Revolving Note (Revolver A), dated as of October 28, 1998, in the aggregate principal amount of $3,350,000 issued by the Lenders to NationsBank, N.A. ("NationsBank").(30)

10.49 Revolving Note (Revolver B), dated as of October 28, 1998, in the aggregate principal amount of $3,150,000 issued by the Lenders to GECC. (31)

10.50 Revolving Note (Revolver A), dated as of October 28, 1998, in the aggregate principal amount of $3,150,000 issued by the Lenders to NationsBank.(32)

10.51 Revolving Note (Revolver A), dated as of October 28, 1998, in the aggregate principal amount of $2,400,000 issued by the Lenders to Key Corporate Capital, Inc., ("Key Corporate").(34)

10.52 Revolving Note (Revolver B), dated as of October 28, 1998, in the aggregate principal amount of $2,700,000 issued by the Lenders to Key Corporate.(35)

10.53 Term Note (Term Loan A), dated as of October 28, 1998, in the aggregate principal amount of $1,050,000 issued by the Lenders to GECC.(36)

10.54 Term Note (Term Loan A), dated as of October 28, 1998, in the aggregate principal amount of $3,150,000 issued by the Lenders to NationsBank. (37)

10.55 Term Note (Term Loan A), dated as of October 28, 1998, in the aggregate principal amount of $1,800,000 issued by the Lenders to Key Corporate. (38)

10.56 Term Note (Term Loan BA), dated as of October 28, 1998, in the aggregate principal amount of $6,300,000 issued by the Lenders to GECC. (39)

10.57 Term Note (Term Loan B), dated as of October 28, 1998, in the aggregate principal amount of $2,700,000 issued by the Lenders to NationsBank. (40)

10.58 Acquisition Loan Note, dated as of October 28, 1998, in the aggregate principal amount of $2,250,000 issued by the Lenders to GECC. (41)

10.59 Acquisition Loan Note, dated as of October 28, 1998, in the aggregate principal amount of $3,350,000 issued by the Lenders to NationsBank. (42)

10.60 Acquisition Loan Note, dated as of October 28, 1998, in the aggregate principal amount of $2,400,000 issued by the Lenders to Key Corporate.(43)

10.61 Swing Line Loan (Revolver A), dated as of October 28, 1998, in the aggregate principal amount of $1,000,000 issued by the Lenders to NationsBank.(44)

10.62 Swing Line Loan (Revolver B), dated as of October 28, 1998, in the aggregate principal amount of $1,000,000 issued by the Lenders to NationsBank. (45)

10.62 Security Agreement, dated as of October 28, 1998, between the Lenders and GECC, in its capacity as Administrative Agent for the Lenders under the Credit Agreement. (46)

19.64 Pledge Agreement, dated as of October 28, 1998, between Hi-Rise Recycling Systems, Inc. ("Hi-Rise') and GECC, in its capacity as Administrative Agent for the Lenders under the Credit Agreement.
            (47)

10.65 Pledge Agreement, dated as of October 28, 1998, between Hesco Sales, Inc. and GECC, in its capacity as Administrative Agent for the Lenders under the Credit Agreement. (48)

10.66 Registration Rights Agreement, dated as of October 28, 1998, between Hi-Rise and GECC, NationsBank and Key Corporate.(49)

10.67 Securities Purchase Agreement, dated as of October 28, 1998, by and among HI-Rise, GECC, NationsBank and Key Corporate.(50)

10.68 Stock Purchase Warrant, dated as of October 28, 1998, issued by Hi-Rise to GECC.(51)

10.69 Stock Purchase Warrant, dated as of October 28, 1998, issued by Hi-Rise to Key Corporate.(52)

10.70 Agreement and Plan of Merger, dated as of October 9, 1998, between the Company, BPI Acquisition Corp. Bes-Pac, Inc. and Ronald J. McCracken(53)

21.2        Subsidiaries of the Company.

EXHIBITS    DESCRIPTION
--------    -----------
23.1        Consent of Independent Accountants-PricewaterhouseCoopers L.L.P.,
            dated March 31, 1999.


27.1        Financial Data Schedule.

-----------------------

(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (No. 33-63778-A).
(2) Management contract or compensation plan.
(3) Incorporated by reference to Exhibit 10.16 filed with the Company's Form 10-KSB for the year ended December 31, 1993.
(4) Incorporated by reference to Exhibit 10.17 filed with the Company's Form 10-QSB for the quarter ended December 31, 1994.
(5) Incorporated by reference to Exhibit 10.18 and 10.19 filed with the Company's Form 10-KSB for the year ended December 31, 1994.
(6) Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated June 27, 1995.
(7) Incorporated by reference to Exhibit 10.2 filed with the Company's Current Report on Form 8-K dated June 27, 1995.
(8) Incorporated by reference to Exhibit 2 filed with the Company's Current Report on Form 8-K dated February 3, 1977.
(9) Incorporated by reference to Exhibit 10.24 filed with the Company's
Form 10-KSB for the year ended December 31, 1996.
(10) Incorporated by reference to Exhibit 10.25 filed with the Company's
Form 10-KSB for the year ended December 31, 1996.
(11) Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.
(12) Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.
(13) Incorporated by reference to Exhibit A filed with the Company's Definitive Proxy Statement with respect to its 1996 Annual Meeting of Shareholders held on July 16, 1996 (the "1996 Proxy Statement").
(14) Incorporated by reference to Exhibit 10.24 filed with the Company's Form 10-KSB for the year ended December 31, 1996.
(15) Incorporated by reference to Exhibit 10.25 filed with the Company's Form 10-KSB for the year ended December 31, 1996.
(16) Incorporated by reference to Exhibit 10.32 filed with the Company's Form 10-KSB for the year ended December 31, 1996.
(17) Incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K dated March 9, 1998.
(18) Incorporated by reference to Exhibit 2.2 filed with the Company's Current Report on Form 8-K dated March 9, 1998.
(19) Incorporated by reference to Exhibit 10.37 filed with the Company's Form 10-KSB for the year ended December 31, 1997.
(20) Incorporated by reference to Exhibit 10.38 filed with the Company's Form 10-KSB for the year ended December 31, 1997.
(21) Incorporated by reference to Exhibit 10.39 filed with the Company's Form 10-KSB for the year ended December 31, 1997.
(22) Incorporated by reference to Exhibit 10.40 filed with the Company's Form 10-KSB for the year ended December 31, 1997.
(23) Incorporated by reference to Exhibit 10.41 filed with the Company's Form 10-KSB for the year ended December 31, 1997.
(24) Incorporated by reference to Exhibit 10.42 filed with the Company's Form 10-KSB for the year ended December 31, 1997.
(25) Incorporated by reference to Exhibit 10.43 filed with the Company's Form 10-KSB for the year ended December 31, 1997.
(26) Incorporated by reference to Exhibit 10.44 filed with the Company's Form 10-KSB for the year ended December 31, 1997.
(27) Incorporated by reference to Exhibit 10.45 filed with the Company's Form 10-KSB for the year ended December 31, 1997.
(28) Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(29) Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(30) Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(31) Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(32) Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(33) Incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(34) Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(35) Incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(36) Incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(37) Incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(38) Incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(39) Incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(40) Incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(41) Incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(42) Incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(43) Incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(44) Incorporated by reference to Exhibit 10.17 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(45) Incorporated by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(46) Incorporated by reference to Exhibit 10.19 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(47) Incorporated by reference to Exhibit 10.20 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(48) Incorporated by reference to Exhibit 10.21 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(49) Incorporated by reference to Exhibit 10.22 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(50) Incorporated by reference to Exhibit 10.23 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(51) Incorporated by reference to Exhibit 10.24 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(52) Incorporated by reference to Exhibit 10.25 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(53) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 9, 1998.

         (b) Reports on Form 8-K:

         (1) The Company filed a Current Report on Form 8-K on March 9, 1998 in connection with the Hesco Merger and the Atlantic Maintenance Merger. Pro Forma financial statements relating to the Hesco Merger and the Atlantic Maintenance Merger were contained in the Company's Form 10-KSB for the year ended December 31, 1997.

         (2) The Company filed a Current Report on Form 8-K on November 10, 1998 in connection with Company's acquisition of Bes-Pac. Pro Forma financial statements relating to this acquisition were contained in Amendment No. 1 to Form 8-k filed on January 8, 1999.

         (3) The Company filed a Current Report on Form 8-K on March 8, 1999 in connection with the Company's acquisition of DeVivo.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         HI-RISE RECYCLING SYSTEMS, INC.

Date: April 5, 1998                  BY: /s/ DONALD ENGEL
                                     --------------------
                                         Donald Engel, Chairman of the Board and
                                         Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 5, 1999         BY: /s/ DONALD ENGEL
                             --------------------
                                 Donald Engel, Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: April 5, 1999          /s/ BRADLEY HACKER
                             ------------------
                                 Bradley Hacker, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

Date: April 5, 1999         /s/ WARREN ADELSON
                             ------------------
                                 Warren Adelson, Director

Date: April 5, 1999          /s/ IRA S. MERRITT
                             ------------------
                                 Ira S. Merritt, Director

Date: April 5, 1999          /s/ JOEL M. PASHCOW
                             -------------------
                                 Joel M. Pashcow, Director

                         HI-RISE RECYCLING SYSTEMS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

TABLE OF CONTENTS





                                                      PAGES

Report of Independent Certified Public Accountants     F-1

Consolidated Financial Statements:

     Balance Sheets                                    F-2

     Statements of Operations                          F-3

     Statements of Changes in Shareholders' Equity     F-4

     Statements of Cash Flows                          F-5

     Notes to Consolidated Financial Statements     F-6 - F-22

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Shareholders of
Hi-Rise Recycling Systems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Hi-Rise Recycling Systems, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Miami, Florida
March 26, 1999

HI-RISE RECYCLING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

       ASSETS                                                                          1998            1997
                                                                                  ------------    ------------
Current assets:
     Cash and cash equivalents                                                    $    324,422    $  1,134,131
     Restricted cash                                                                      --         3,022,035
     Investments                                                                       170,191            --
     Accounts receivable, net of allowance for doubtful accounts
        of $212,418 and $120,108 in 1998 and 1997, respectively                     10,191,195       3,071,380
     Inventories                                                                     6,344,722       2,002,163
     Other assets, net                                                                 836,632         646,229
                                                                                  ------------    ------------
           Total current assets                                                     17,867,162       9,875,938

     Property and equipment, net                                                     3,430,230       1,172,692
     Net investment in sales type leases                                             8,068,283       4,888,526
     Prepaid financing costs                                                         2,152,484            --
     Deferred acquisition costs                                                        150,454         240,674
     Goodwill                                                                       22,145,585       3,007,020
                                                                                  ------------    ------------
           Total assets                                                           $ 53,814,198    $ 19,184,850
                                                                                  ============    ============
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                                     $  3,865,473    $    943,212
     Cash overdrafts                                                                   743,146            --
     Income taxes payable                                                                 --            11,000
     Unearned service agreement revenue                                                   --             2,824
     Current portion of long-term debt                                               7,889,634       4,397,185
                                                                                  ------------    ------------
           Total current liabilities                                                12,498,253       5,354,221
     Long-term debt                                                                 15,776,508       3,195,020
                                                                                  ------------    ------------
           Total liabilities                                                        28,274,761       8,549,241

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value per share; 1,000,000 shares authorized;
        200 shares issued and outstanding, liquidation preference of $2,000,000             2               2
     Common stock, $.01 par value per share; 20,000,000 shares authorized;
        11,413,352 and 6,468,532 shares issued and outstanding at
        December 31, 1998 and 1997, respectively                                       114,133          64,685
     Additional paid-in capital                                                     28,870,295      16,728,090
     Accumulated deficit                                                            (3,444,993)     (6,157,168)
                                                                                  ------------    ------------
           Total shareholders' equity                                               25,539,437      10,635,609
                                                                                  ------------    ------------
           Total liabilities and shareholders' equity                             $ 53,814,198    $ 19,184,850
                                                                                  ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

HI-RISE RECYCLING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                             1998            1997
                                                         ------------    ------------
Revenues:
     Equipment sales                                     $ 29,672,910    $  8,590,030
     Shared savings contract revenue                             --           462,375
     Service and parts revenue                              1,507,444       1,431,171
                                                         ------------    ------------
           Total revenues                                  31,180,354      10,483,576
                                                         ------------    ------------
Costs and expenses:
     Cost of equipment and parts sold                      21,145,097       5,378,144
     Shared savings contract expense                             --           442,952
     Selling and marketing                                  1,301,466         697,747
     General and administrative                             5,431,005       3,767,595
     Other                                                       --           241,048
                                                         ------------    ------------
           Total costs and expenses                        27,877,568      10,527,486
                                                         ------------    ------------
           Operating income (loss)                          3,302,786         (43,910)
                                                         ------------    ------------
Other income (expense):
     Interest income                                          776,047         558,718
     Interest expense                                      (1,000,725)       (383,643)
     Litigation settlements                                      --          (100,000)
                                                         ------------    ------------
                                                             (224,678)         75,075
                                                         ------------    ------------
           Income before income taxes                       3,078,108          31,165

Provision for income taxes                                     75,000          11,000
                                                         ------------    ------------
           Net income                                    $  3,003,108    $     20,165
                                                         ============    ============
           Net income per common share:
              Basic                                      $       0.30    $       --
                                                         ============    ============
              Diluted                                    $       0.27    $       --
                                                         ============    ============
           Weighted average common shares outstanding:
              Basic                                         9,095,563       6,361,254
                                                         ============    ============
              Diluted                                      10,560,775       6,361,254
                                                         ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

HI-RISE RECYCLING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                         SHARES OF                                      ADDITIONAL                         TOTAL
                                          COMMON        PREFERRED          COMMON        PAID-IN        ACCUMULATED    SHAREHOLDERS'
                                          STOCK           STOCK            STOCK         CAPITAL          DEFICIT         EQUITY
                                       -----------     -----------      -----------     -----------     -----------    -----------
Balance at January 1, 1997               6,231,119     $      --        $    62,311     $13,776,320     $(5,958,223)   $ 7,880,408

Sale of preferred stock and
    warrants                                  --                 2             --         1,824,899            --        1,824,901

Issuance of common stock                   237,413            --              2,374         869,960            --          872,334

Dividend requirement on
    preferred stock                           --              --               --           219,110        (219,110)         --

Vesting of stock options issued
    to non-employees                          --              --               --            37,801            --           37,801

Net income                                    --              --               --              --            20,165         20,165
                                       -----------     -----------      -----------     -----------     -----------    -----------
Balance at December 31, 1997             6,468,532               2           64,685      16,728,090      (6,157,168)    10,635,609

Issuance of warrants in connection
   with  financing                            --              --               --           943,298            --          943,298

Issuance of common stock                 4,944,820            --             49,448      10,890,986            --       10,940,434

Dividend requirement on
   preferred stock                            --              --               --           290,933        (290,933)          --

Vesting of stock options issued
    to non-employees                          --              --               --            16,988            --           16,988

Net income                                    --              --               --              --         3,003,108      3,003,108
                                       -----------     -----------      -----------     -----------     -----------    -----------
Balance at December 31, 1998            11,413,352     $         2      $   114,133     $28,870,295     $(3,444,993)   $25,539,437
                                       ===========     ===========      ===========     ===========     ===========    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

HI-RISE RECYCLING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                               1998            1997
                                                                                          ------------    ------------
Cash flows from operating activities:
          Net income                                                                      $  3,003,108    $     20,165
          Adjustments to reconcile net income to net cash used in operating activities:
                  Depreciation and amortization                                                973,114         309,274
                  Bad debt expense                                                             204,563          74,246
                  Compensation expense for stock options                                        16,988          37,801
                  Changes in assets and liabilities, net of acquisitions:
                          Accounts receivable                                                 (964,711)     (1,572,872)
                          Inventories                                                       (1,476,162)       (353,091)
                          Other assets                                                         140,039        (283,268)
                          Net investment in sales type leases                               (3,179,757)     (1,730,714)
                          Accounts payable and accrued liabilities                             (42,715)        644,531
                          Income taxes payable                                                 (11,000)         11,000
                          Unearned service agreement revenue                                    (2,824)        (21,124)
                                                                                          ------------    ------------
                  Net cash used in operating activities                                     (1,339,357)     (2,864,052)
                                                                                          ------------    ------------
Cash flows from investing activities:
          Decrease (increase) in restricted cash                                             3,022,035      (3,022,035)
          Decrease (increase) in deferred acquisition costs                                     90,220        (178,393)
          Purchase of businesses, net of cash acquired                                     (13,586,556)     (1,055,371)
          Purchase of property and equipment                                                  (449,348)        (24,199)
          Prepaid financing costs financing costs                                           (1,209,186)           --
          Proceeds from maturity of investments                                                   --           597,973
                                                                                          ------------    ------------
                  Net cash used in investing activities                                    (12,132,835)     (3,682,025)
                                                                                          ------------    ------------
Cash flows from financing activities:
          Payment on long-term debt                                                        (17,822,175)       (150,000)
          Proceeds from long-term debt                                                      29,741,512       4,293,555
          Proceeds from issuance of preferred stock                                               --         1,824,901
          Cash overdrafts                                                                      743,146            --
                                                                                          ------------    ------------
                  Net cash provided by financing activities                                 12,662,483       5,968,456
                                                                                          ------------    ------------
Net decrease in cash and cash equivalents                                                     (809,709)       (577,621)
Cash and cash equivalents, beginning of year                                                 1,134,131       1,711,752
                                                                                          ------------    ------------
Cash and cash equivalents, end of year                                                    $    324,422    $  1,134,131
                                                                                          ============    ============
Supplemental disclosure of cash flow information:
          Cash paid during the year for interest                                          $  1,000,725    $    383,643
                                                                                          ============    ============
Purchase of businesses, net of cash acquired:
          Working capital, other than cash                                                $ (6,730,276)   $ (1,280,921)
          Property and equipment                                                            (1,218,476)       (573,618)
          Cost in excess of net assets acquired, net                                       (20,647,238)     (1,600,832)
          Revolving line of credit                                                             750,000         750,000
          Debt                                                                               3,319,000         900,000
          Issuance of common stock                                                          10,940,434         750,000
                                                                                          ------------    ------------
                  Net cash used to acquire businesses                                     $(13,586,556) $ (1,055,371)
                                                                                          ============    ============
Non-cash activities:
          During 1998 and 1997, the Company acquired businesses as described in
          Note 2. The Company issued stock and notes payable in conjunction with these acquisitions. During 1997, the Company issued stock as payment on debt as described in Note 9.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      BUSINESS ORGANIZATION:

        Hi-Rise Recycling Systems, Inc. (the "Company") is primarily engaged in the manufacturing, distributing, marketing and sale of recycling and other solid waste handling equipment. Until February 1997, the Company was primarily engaged in distributing, marketing and selling a proprietary automated system designed to collect and source-separate recyclable and other solid waste in multi-story residential buildings. IDC Systems ("IDC"), acquired in February 1995, installs and services compactors into mainly multi-story buildings. Recycltech Enterprises, Inc. ("Recycltech"), acquired in September 1996, serves as the Company's distributor of hi-rise systems in Toronto, Canada. Wilkinson Company, Inc. ("Wilkinson"), acquired in February 1997, is engaged in the sale, manufacture, distribution and installation of sheet metal fabrication products. NuReTec, Inc. ("NRT"), acquired in July 1997, distributes and sells recycling collection equipment to high rise buildings in South Florida. Hesco Sales, Inc. and Subsidiaries and Atlantic Maintenance, Inc. (collectively "Hesco"), acquired in February 1998, is engaged in the manufacture, distribution, marketing and sale of waste collection containers and disposal equipment. Bes-Pac, Inc. ("Bes-Pac"), acquired in October 1998, is engaged in the manufacture, distribution, marketing and sale of waste collection containers and disposal equipment. Bes-Pac's and Hesco's product lines include waste containers and trash compaction systems. Acme Chute Co. ("Acme"), acquired in November 1998, is engaged in the manufacture, distribution, sale and installation of sheet metal fabrication products predominately in the South Florida market.

2       BUSINESS COMBINATIONS:

        In November 1998, the Company acquired all the outstanding stock of Acme. The aggregate purchase price of approximately $600,000 consisted of approximately $550,000 in cash, and 27,778 shares of common stock valued at approximately $50,000.

        In October 1998, the Company acquired all the outstanding capital stock of Bes-Pac. The aggregate purchase price of approximately $8,000,000 consisted of $3,000,000 in cash, a convertible promissory note in the principal amount of $1,219,00, 1,890,500 shares of the Company's common stock valued at approximately $3,781,000 and the contingent right to receive between $1,000,000 and $2,000,000 payable in cash and shares of the Company's common stock as described below.

        The Company has entered into contractual arrangements whereby shares of Company common stock and cash may be issued to the former owner of Bes-Pac upon attainment of specified financial criteria over the twelve
        (12) month period following the consummation of the acquisition. The amount of shares and cash to be issued cannot be fully determined until the period expires and the attainment of criteria is established. If the criteria are attained, the Company could be obligated to pay up to $2,000,000 comprised of approximately $660,000 in cash and the remainder in shares of Common Stock. The Company is obligated to pay at least $1,000,000 of this contingent consideration which amount is presented in the purchase price in the accompanying financial statments. The Company will account for any amounts in excess of the $1,000,000 minimum when the specified financial criteria are achieved and it is probable that such amounts will be paid, as additional purchase price for the related acquisition.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.      BUSINESS COMBINATIONS, CONTINUED:

        In February 1998, the Company acquired all the outstanding capital stock of Hesco. The aggregate purchase price of approximately $11,800,000 consisted of $8,300,000 in cash, and 1,276,000 shares of the Company's common stock valued at approximately $3,500,000.

        Additional financing was obtained by the Company to repay Hesco's outstanding shareholder loans of approximately $1,800,000. Approximately $500,000 of the purchase price was funded from the proceeds of a $500,000 five-year term loan from the Company's Chairman of the Board of Directors and Chief Executive Officer.

        In July 1997, the Company acquired all of the issued and outstanding capital stock of NRT through the issuance of 150,000 shares of its common stock, valued at approximately $487,500, to the former shareholder of NRT. In addition the Company paid, under certain earnout provisions 386,100 shares of the Company's common stock in June 1998 valued at $986,276.

        In February 1997, the Company bought substantially all of the assets excluding real property, and assumed certain of the liabilities of Wilkinson. The aggregate purchase price of $2,786,000 consisted of approximately $2,486,000 in cash and 76,272 shares of common stock valued at approximately $300,000. All business combinations have been accounted for as purchases, and the results of operations are included in the consolidated financial statements from their respective dates of acquisition.

        The unaudited results of operations on a pro forma basis as if each of the acquisitions had been made as of January 1, 1997 is as follows:

                                                 YEARS ENDED DECEMBER 31,
                                                    1998           1997
                                                ------------   ------------
                                                 (Unaudited)    (Unaudited)
          Revenues                              $ 46,887,266   $ 36,994,985
          Income from operations                   3,960,638      1,082,374
          Net income (loss)                        2,401,655       (386,233)
          Earnings per share of common stock
             Basic                                      0.19          (0.06)
             Diluted                                    0.17          (0.06)

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

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution.

        INVESTMENTS

        Investments in marketable equity securities are classified by the Company as available-for-sale securities, whereby gains and losses, net of deferred income taxes are recorded as a separate component of shareholders equity. The cost of investments sold is determined by specific identification. At December 31, 1998 the Company's investment in common stock is recorded at cost which approximates fair value and is included in other assets in the balance sheet.

        INVENTORIES

        Inventories consist primarily of systems and equipment held for sale and spare parts, which are stated at the lower of cost (first-in, first-out method) or market.

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

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

        GOODWILL

        Goodwill relating to business combinations is stated at acquisition cost less accumulated amortization. Goodwill is amortized on a straight-line basis over twenty years. The Company continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted cash flows of the related business unit. Accumulated amortization as of December 31, 1998 and 1997 totaled approximately $872,000 and $188,000, respectively.

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

        REVENUE RECOGNITION

        The Company leases hi-rise systems under sales-type leases expiring in various years through 2008. Revenue from these sales-type leases represents the present value of all minimum lease payments, net of executory costs. The components of the net investment in sales type leases described in Note 6 are discounted at the interest rates implicit in the leases.

        The related cost of the system is charged to cost of equipment and parts system sold. Associated interest, using the interest method, is recorded over the terms of the lease agreements.

        Equipment sales for the Hi-Rise systems are recognized at the time the systems are installed and the customers' acceptance of the systems. Service and parts revenue relates to services provided subsequent to installation of the system for which the Company is paid either a fixed monthly or quarterly fee. Such revenue is recognized over the terms of the respective agreements. When the Company sells its hi-rise system to new buildings, the period of time between the execution of a sales contract and installation of the system typically ranges from six to eighteen months.

        IDC's sales and parts revenue are recognized upon the installation of the compactors into the buildings. Recycltech's revenue is recognized when the hi-rise systems are serviced. Acme and Wilkinson's revenue is recognized upon installation of the chutes into the buildings. Hesco and Bes-Pac equipment and parts revenue are recognized upon shipment of product to the customers.

        The Company previously had entered into approximately 20 shared savings arrangements, whereby, the Company installed hi-rise systems and earned revenue based on a formula applied to the savings realized in hauling costs by the user as a result of the reduced volume of waste disposed in landfills. Such revenue was recognized monthly upon receipt of payment from the building. The shared savings arrangements were sold in February 1998 for approximately $68,000 on a nonrecourse basis. Accordingly, revenues and expenses related to these arrangements are not presented in the 1998 statement of operations.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

        PER SHARE DATA

        Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average common shares outstanding during the years presented. Diluted earnings per share is calculated by dividing net income available to common shareholders by weighted average common shares and assumed dilutive shares outstanding.

        Shares used in the dilutive calculation include the weighted average effect of shares assumed to be issued under options and warrants under the treasury stock method. In addition, the calculation includes the dilutive effect of the assumed conversion into common shares of the Company's preferred stock and the resulting elimination of the stated dividend requirements, which are payable in common stock upon conversion of the preferred stock.

        The effects of 1,282,500 common shares in 1998, representing primarily employee stock options whose exercise prices were in excess of the average market price during 1998, and 2,604,776 common shares, issuable under options, warrants and upon the conversion of preferred stock, in 1997, are excluded in the computation of diluted earnings per share as the effects of the respective shares would have been anti-dilutive.

        RECLASSIFICATION

        Certain reclassifications have been made to the December 31, 1997 financial statements to conform to the December 31, 1998 presentation.

4.      RESTRICTED CASH

        As of December 31, 1997, cash of $3,022,035 was restricted because it represented borrowings from a financial institution to be used for the financing of the Hesco business combination described in Note 2.

5.      INVENTORY

        Inventories as of December 31, 1998 and 1997 consisted of the following:

                                                1998             1997
                                             ----------       ----------
        Raw materials                        $3,635,351       $  872,401
        Work in progress                        326,080           81,950
        Finished goods                        2,383,291        1,047,812
                                             ----------       ----------
                                             $6,344,722       $2,002,163
                                             ==========       ==========

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.      PROPERTY AND EQUIPMENT:

        Property and equipment at December 31 consisted of the following:

                                         USEFUL
                                         LIVES        1998         1997
                                      ----------   ----------   ----------
        Equipment                     7 years      $4,103,149   $  876,600
        Furniture and fixtures        5 years         442,768      152,454
        Automobiles                   5 years       1,061,819      132,315
        Computers and software        3 years         576,974      411,973
        Leasehold Improvements        5-15 years      596,724       51,346
                                                   ----------   ----------
                                                    6,781,434    1,624,688
        Less accumulated depreciation               3,351,204      451,996
                                                   ----------   ----------
                                                   $3,430,230   $1,172,692
                                                   ==========   ==========

        Depreciation expense was $289,636 and $222,340 for the years ended December 31, 1998 and 1997, respectively.

7.      NET INVESTMENT IN SALES TYPE LEASES:

        The net investment in sales type leases at December 31 consisted of the following:
                                                         1998           1997
                                                     -----------    -----------
        Minimum lease payments                       $ 8,886,010    $ 5,710,755
        Unearned income                               (1,317,072)    (1,208,156)
        Estimated residual value of leased systems       499,345        385,927
                                                     -----------    -----------
                                                     $ 8,068,283    $ 4,888,526
                                                     ===========    ===========

        Future minimum lease payments due from customers under sales-type leases as of December 31, 1998 are as follows:

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7.      NET INVESTMENT IN SALES TYPE LEASES, CONTINUED:

        1999                                          $1,046,736
        2000                                           1,045,042
        2001                                           1,022,403
        2002                                           1,012,116
        2003                                             944,028
        Thereafter                                     3,815,685
                                                      ----------
                                                      $8,886,010
                                                      ==========


        During 1995 and 1998, the Company sold receivables, with recourse, with a balance of $740,062 in total. The balance of the receivables sold that remain uncollected at December 31, 1998 and 1997 was approximately $314,000 and $401,000, respectively.

8.      RELATED PARTY TRANSACTIONS:

        At December 31, 1998, the Company had operating leases for property with the former owners of Hesco and Bes-Pac that totaled approximately $56,000 per month payable through 2005 which amounts are included in
        Note 10.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9.      LONG-TERM DEBT:

        Long-term debt at December 31 consisted of the following:

                                                                                  1998           1997
                                                                                -----------   -----------
        Primary lender financing:
        Revolving working capital facility with a maximum borrowing of
           $8,000,000, collateralized by inventory and accounts receivable      $ 6,683,742   $     --

        Revolving working capital facility with a maximum borrowing of
           $9,000,000, collateralized by lease receivables                        4,500,000         --

        Promissory note, collateralized by equipment                              9,000,000         --

        Revolving line of credit facilities, maximum borrowing of $3,850,000, collateralized by lease receivables, inventory and accounts
           receivable, payable on demand                                               --       3,707,185

        Other obligations:

        Promissory notes to related party, $1,100,000 bears interest payable at the prime rate plus 1/4%, maturing October 2005, $1,000,000
           payable under quarantee in stock and cash, maturing October 1999       2,100,000         --

        Promissory note to related party, bears interest payable at the prime rate plus 1/4%. Principle due in quarterly payments of $67,722 beginning April 1999, note convertible to 609,500 shares of common
          stock upon shareholder approval of additional shares to be issued       1,219,000         --

        Notes payable in monthly installments of up to $2,000
           through 2003                                                             163,400          --

        Promissory note,  bears interest payable at the prime rate plus
             1 1/2%, maturing April 2006, collateralized by equipment                  --       3,000,000

        Promissory note, bears interest payable at the prime rate plus
             1 1/2%, maturing February 2002, collateralized by equipment               --         735,020

        Acquisition obligation, payable in cash of $66,667, bearing interest
             at a rate of 6.5%, and $83,333 in common stock                            --         150,000
                                                                                -----------   -----------
                                                                                $23,666,142   $ 7,592,205

        Less current portion                                                      7,889,634     4,397,185
                                                                                -----------   -----------
        Long-term debt, net of current portion                                  $15,776,508   $ 3,195,020
                                                                                ===========   ===========

                                      F-13

        Primary lender financing:

        In October 1998, the Company obtained a $40,000,000 credit facility. The facility provided by General Electric Capital Corporation ("GECC") and other participating lenders includes two revolving lines of credit totaling $17,000,000, two term loans totaling $15,000,000 and an $8,000,000 unused acquisition line of credit. The financing is collateralized by all of the Company's existing and after acquired tangible and intangible assets and any future insurance proceeds. In addition the Company and all its subsidiaries cross-guaranteed the financing. The financing also contains limitations on and/or prohibitions from mergers and acquisitions and various commercial and equity transactions.

        The $17,000,000 lines of credit include an $8,000,000 line of credit that is collateralized by accounts receivable and inventory held by the Company and all its subsidiaries and a $9,000,000 line of credit that is collateralized by leases issued by the Company for systems and products manufactured by the Company and its subsidiaries. The revolving lines of credit are due in October 2003 and bear interest at the prime rate plus 1/2% (8.25% at December 31, 1998).

        The term loans consist of a $9,000,000 loan funded in connection with the Bes-Pac acquisition in October 1998 and a $6,000,000 loan made subsequent to December 31, 1998 in connection with another acquisition. The Bes-Pac term loan, which was used in part to pay off all bank debt at the time, bears interest at 11%, is payable interest only for four and half years at which time two consecutive quarterly payments of $1,500,000 are due with the balance of $6,000,000 due in October 2003. The $6,000,000 term loan which was funded in February 1999 is payable in quarterly installments, bears interest at prime plus .5% with the balance of the loan due in October 2003.

        In connection with the GECC financing, the Company issued to the financing agent and other lenders, warrants to purchase an aggregate of 1,476,259 shares of its common stock, which warrants are exercisable at $1.50. The estimated aggregate fair value of the warrants of $943,298 is presented as prepaid financing cost and is being amortized over the five year life of the related financing facility.

        The Company previously had two revolving line of credit agreements with a financial institution. The revolving credit loan agreements provided for borrowings up to a maximum of $3,000,000 and $850,000, respectively. The lines of credit were collateralized by the Company's lease contracts receivable and Wilkinson's accounts receivable and inventory. The lines of credit were payable on demand and provided for interest at the prime rate plus 1 1/2%. These credit facilities were paid off on October 30, 1998 with part of the proceeds from the credit facility with GECC.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9.      LONG-TERM DEBT, CONTINUED:

        The minimum annual maturities of long-term debt after December 31, 1998 are as follows:

        1999                                                 $ 7,889,634
        2000                                                     322,547
        2001                                                     365,185
        2002                                                   1,410,610
        2003                                                  12,983,166
        Thereafter                                               695,000
                                                             -----------
                                                             $23,666,142
                                                             ===========

        The current portion of long-term debt presented above consists of amounts due under the accounts receivable and inventory revolving credit facility and current amounts due under term notes. Amounts due under the credit facility collateralized by lease receivables have been determined according to repayment requirements based on scheduled annual lease receivable collections.

10.     OPERATING LEASES:

        The Company leases office facilities and equipment. Approximate future minimum payments under noncancelable operating leases as of December 31, 1998, are as follows:

        1999                                                  $1,049,175
        2000                                                     874,370
        2001                                                     780,637
        2002                                                     855,976
        2003                                                     859,675
        Thereafter                                             3,689,738
                                                              ----------
                                                              $8,109,571
                                                              ==========

        Rental expense for the years ended December 31, 1998 and 1997 was approximately $625,000 and $321,000, respectively.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11.     INCOME TAXES:

        The provision for income taxes consists of the following:

                                                    1998           1997
                                                  -------        -------
        Current provision:                        $75,000        $11,000
        Deferred provision:                          --             --
                                                  -------        -------
        Total provision                           $75,000        $11,000
                                                  =======        =======

        At December 31, 1998 and 1997, the significant components of the net deferred tax asset were as follows:

                                                 1998           1997
                                             -----------    -----------
        Net operating loss carryforward      $   280,000    $ 1,682,360
        Other                                     75,916        231,230
        Valuation allowance                     (355,916)    (1,913,590)
                                             -----------    -----------
        Net deferred tax asset               $      --      $      --
                                             ===========    ===========

        The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

        The provision for income taxes does not include regular income taxes due to the use of net operating loss carryforwards. The provision for income taxes represents alternative minimum taxes paid on alternative minimum taxable income, which differs from income before income taxes, primarily due to the non-deductibility of the amortization of goodwill related to certain of the Company's business acquisitions. At December 31, 1998, the Company had a net operating loss carryforward of approximately $800,000, which expires in various years commencing in 2009.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11.     INCOME TAXES, CONTINUED:

        The reconciliation between the statutory income tax provision and the actual tax provision for the years ended December 31, 1998 and 1997 is shown as follows:

                                                      1998           1997
                                               -----------    -----------
        Income tax at federal statutory rate   $ 1,077,338    $    10,907
        State taxes net of federal benefit         107,733          1,091
        Non-deductible expenses                    286,844         41,347
        Alternative minimum tax                     65,000         11,000
        Other                                      (59,555)        31,329
        Utilization of net operating loss
          carryforward                          (1,402,360)       (84,674)
                                               -----------    -----------
        Income tax provision                   $    75,000    $    11,000
                                               ===========    ===========

12.     EQUITY TRANSACTIONS:

        PRIVATE PLACEMENT

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

        ISSUANCE OF PREFERRED STOCK

        In 1997, the Company sold 200 shares of newly created Series B non-voting convertible preferred stock, par value of $.01 per share, and warrants to purchase an aggregate of 888,887 shares of common stock at $2.25 per share, in a private placement for an aggregate purchase price of $2,000,000. The Series B preferred stock is convertible, at the option of the holder thereof, into common stock at a conversion price of $2.25 at any time subsequent to July 1, 1998. The preferred stock entitles the holder to stock dividends of approximately 72,000 shares per annum, accrued from the date of issuance through the date of conversion.

        The stated dividend requirement and the discount from fair value represented by the conversion feature of the preferred stock amortized over the one year period ended July 1, 1998 has been presented as dividends in the accompanying statement of changes in shareholders' equity.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

12.     EQUITY TRANSACTIONS, CONTINUED:

        STOCK OPTIONS

        During 1998, the Company's Board of Directors and shareholders adopted the 1998 Stock Option Plan (the "1998 Plan"), which authorizes the grant of options and stock awards to purchase 1,000,000 shares of common stock. The Company's Stock Option Plans and Directors Stock Option Plans authorize the issuance of an aggregate of 1,000,000 and 50,000 shares, respectively. During 1998, the Board of Directors authorized the termination of the 1996 Directors Stock Option Plan, although options granted under this plan may still be exercisable by the holders thereof.

        During 1996, the Company's Board of Directors and shareholders adopted the 1996 Stock Option Plan (the "1996 Plan") and the 1996 Directors Stock Option Plan (the "1996 Directors Plan") (collectively the "1996 Plans"), which authorize the grant of options to purchase 1,000,000 and 500,000 shares of common stock , respectively. The Company's Stock Option Plan (the "1993 Plan") and Directors Stock Option Plan (the "1993 Directors Plan") (collectively, with the 1996 Plans, the "Plans"), authorize the issuance of 500,000 and 50,000 shares of common stock options, respectively. The Plans are designed to serve as incentives for retaining qualified and competent employees and directors. During 1996, the Board of Directors authorized the termination of the 1993 Directors Plan, although options granted under this plan may still be exercisable ny the holder thereof.

        The Company's Board of Directors administers and interprets the 1998 Plan, the 1996 Plan and the 1993 Plan and is authorized to grant options thereunder to all eligible employees of the Company, including officers and directors of the Company. Options may be granted under the 1998, the 1996 Plan and the 1993 Plan on such terms and at such prices as determined by the Board, except that the per share exercise price of options will not be less than the fair market value of the common stock on the date of grant, and in the case of an incentive stock option granted to a 10% shareholder, the per share exercise price will not be less than 110% of such fair market value. Employees' stock options typically vest twenty percent annually over a five year period and the majority of directors' stock options vest immediately.

        The 1996 Directors Plan provides for an automatic grant of an option to purchase 20,000 shares of common stock upon a person's election as a director of the Company and an automatic grant of an option to purchase 1,000 shares of common stock upon such person's re-election as a director of the Company.

        On November 12, 1998, the Board of Directors approved the repricing of all stock options issued under the 1996 Plan to $2.50 per share. The following table reflects the Plans' option activity for the years ended December 31, 1998 and 1997:

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

12.     EQUITY TRANSACTIONS, CONTINUED:

                                                                                  WEIGHTED AVG.                       WEIGHTED AVG.
                                                                                    EXERCISE                            EXERCISE
                                                                      1998            PRICE            1997              PRICE
                                                                   ---------         -------         ---------         --------
        Options outstanding at beginning of year                   1,452,106         $  4.06         1,072,106         $   4.45
        Granted (exercise price = FMV at date of grant)               98,500            2.57           380,000             2.95
        Exercised                                                          -              --                --               --
        Cancelled                                                     53,000              --                --               --
                                                                   ---------         -------         ---------         --------
        Options outstanding at end of year                         1,497,606         $  2.78         1,452,106         $   4.06
                                                                   =========         =======         =========        =========
        Options exercisable at end of year                           648,364         $  4.44           866,369         $   4.48
                                                                   =========         =======         =========        =========
        Price range of options outstanding at end of year        $2.50-$7.00              --     $ 2.73-$ 9.75               --

        Options available for future grants at end of year           449,394              --           547,894               --
                                                                   =========         =======         =========        =========
        Weighted avg. fair value of options granted                   98,500         $  2.50           380,000         $   2.29
                                                                   =========         =======         =========        =========

        The Company has determined not to recognize compensation expense for stock options granted to employees with exercise prices at or above the market price at the time of grant. The compensation expense, if recognized, would have resulted in the pro forma amounts indicated below for the years ended December 31, 1998 and 1997:

                                                                      1998                  1997
                                                                  -------------         -------------
        Net income - as reported                                  $   3,003,108         $      20,165
        Net income (loss) - pro forma                                 2,139,097            (1,052,870)
        Net income (loss) per common share - as reported:
                Basic                                                      0.30                  0.00
                Diluted                                                    0.27                  0.00
        Net loss per common share - pro forma:
                Basic                                                      0.20                 (0.17)
                Diluted                                                    0.19                 (0.17)

        The fair value of each option grant was estimated as of the date of grant using the Black Sholes Option Pricing Model with the following weighted average assumptions: no expected dividends; expected volatility of 25%; risk-free interest rate ranging from 4.54% to 6.25%; and expected life of ten years.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

13.     DEFINED CONTRIBUTION PLANS:

        The Company sponsors section 401(k) defined contribution plans which permit employees to invest up to 15% of their compensation (subject to limitation by Internal Revenue Service regulations) on a pretax basis in certain self-directed investments programs. The Company may, at the discretion of the Board of Directors, make contributions to the plans. The Company did not make any contributions to the plans in 1998 and 1997, respectively.

14.     COMMITMENTS AND CONTINGENCIES:

        EMPLOYMENT AGREEMENTS

        The Company is obligated for compensation and bonus arrangements aggregating approximately $3,544,000 paid over a period ranging from 3 to 5 years.

15.     FINANCIAL INSTRUMENTS:

        CONCENTRATIONS OF CREDIT RISK

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base.

        Although the Company has expanded its operations into other states and Canada, approximately 70% of equipment sales to date have been to customers located in Florida.

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items. The carrying amounts of long-term debt approximate fair value because the interest rates on these instruments change with market interest rates, except for the $9,000,000 promissory note, which is recorded at cost on the balance sheet. The fair value approximates $10,153,000 at December 31, 1998 and was estimated using the present value of cash flows at the current market rates.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

16.     SEGMENTS OF THE BUSINESS:

        The Company operates in the United States and Canada in two primary industry segments: (1) Architectural Specified Services which involves complete handling of waste stream in high-rise buildings and (2) Parts and Equipment Services which involves the construction, repair and maintenance of waste handling equipment, trucks and transfer station. The following is a summary of selected data for these business segments:

                                        ARCHITECTURAL        PARTS AND EQUIPMENT    CONSOLIDATED
                                      SPECIFIED SERVICES        SERVICES                TOTAL
                                      ------------------     -------------------   ------------
           1998
           Revenues                     $ 12,708,771          $ 18,471,583         $ 31,180,354
           Income before income
             taxes                           988,639             2,089,469            3,078,108
           Total assets                   36,493,128            17,321,070           53,814,198


           1997
           Revenues                     $  8,293,339          $  2,190,237         $ 10,483,576
           (Loss) income before income
             taxes                          (194,586)              225,751               31,165
           Total assets                   16,839,455             2,345,395           19,184,850

17.     LEGAL MATTERS:

        During February 1998, an employee of the New York City Housing Authority filed a lawsuit against several parties which included the Company and IDC (collectively, the "defendants). The employee is seeking damages of $2,000,000 in negligence, strict liability in tort and breach of express and implied warranties for injuries allegedly sustained by the employee on July 30, 1996 when the casters on a trash container installed by the defendants in a New York Housing Authority building broke off, causing the trash container to fall on the employee. The Company does not consider losses from the claim to be probable and as such, no provision has been made in the financial statements for any losses that may result to the Company. The Company has liability insurance in excess of the employee's claim and intends to contest vigorously the claims in the lawsuit.

        During March 1998, a corporation filed a lawsuit against the Company. In general, the lawsuit alleges that the Company entered into an agreement with the corporation pursuant to which the Company agreed to pay a commission based upon industry standards to the corporation in connection with the business combination. The corporation is seeking damages in excess of $15,000 and attorneys' fees. The Company intends to contest vigorously the claims in the lawsuit.

        During 1997, the Company entered into compromise agreements with respect to lawsuits resulting in a charge of approximately $100,000, which was paid in 1998.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

18.     SUBSEQUENT EVENTS:

        In February 1999, the Company acquired all the outstanding capital stock of DeVivo Industries, Inc. ("DeVivo") and Ecological Technologies, Inc. ("ETI"). Devivo is in the business of manufacturing and supplying waste handling and recycling equipment while ETI owns certain patent rights relating to DeVivo's business. The aggregate purchase price of approximately $14,600,000 consisted of approximately $11,700,000 in cash, and 1,463,400 shares of the Company's common stock valued at approximately $2,900,000. The Company funded the cash portion of the purchase price through borrowings available under the Company's revolving and term credit facilities with GECC.

                                 EXHIBIT INDEX

EXHIBITS                               DESCRIPTION
--------                               -----------

21.1         Subsidiaries of the Company.

23.1 Consent of Independent Accounts PricewaterhouseCoopers L.L.P., dated March 31, 1999.

27.1         Financial Data Schedule