Form 10KSB40/A
period 1998-12-31
HI RISE RECYCLING SYSTEMS INC
filed 1999-04-30
CIK 906605

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                  FORM 10-KSB/A

[ ] FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
    SECURITIES AND EXCHANGE ACT OF 1934

[X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES  EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                          -----------------------------

                         Commission file number: 0-21946

                         HI-RISE RECYCLING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          Florida                                             65-0222933
 (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)


                              8505 N.W. 74TH STREET
                              MIAMI, FLORIDA 33166
                    (Address of principal executive offices)

                  Registrant's telephone number: (305) 597-0243

                          -----------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         Name of each exchange
Title of each class                                       on which registered
                                      None


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of April 28, 1999, the aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant was $30,070,988, based on a closing price of $3.9375 for the Common Stock, par value $.01 per share (the "Common Stock"), as reported on NASDAQ on such date.

     As of April 28, 1999, the number of outstanding shares of Common Stock of the registrant was 12,876,752.

================================================================================

                                    PART III

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

                          NAME                             AGE                          POSITION
                          ----                             ---                          --------
  Donald Engel.....................................         65     Chairman of the Board and Chief Executive Officer

  J. Gary McAlpin..................................         46     President and Chief Operating Officer

  Bradley Hacker...................................         39     Chief Financial Officer and Corporate Secretary

  Michael F. Bracken...............................         40     Executive Vice President - New Construction Sales

  Ronald J. McCracken..............................         48     Executive Vice President - Business Development
                                                                     and Sales

  Seymour Oestreicher..............................         73     Vice President - Distribution Development

  William J. Stone.................................         52     Vice President - Sales

  Ira S. Merritt...................................         61     Director

  Joel M. Pashcow..................................         54     Director

  Warren Adelson...................................         56     Director

 Leonard Toboroff..................................         66     Director

         DONALD ENGEL has been the Company's Chief Executive Officer since March 1996 and Chairman of the Board since May 1997. From March 1996 to May 1997, Mr. Engel served as Co-Chairman of the Board. Prior to joining the Company, Mr. Engel was a private investor. From June 1991 to June 1993, Mr. Engel served as a consultant to Bear Stearns & Co., Inc. From March 1985 to June 1991, Mr. Engel served as a consultant to Drexel Burnham Lambert where he had been managing director since 1978. Mr. Engel has served as a director of multi-national companies such as Revlon Group, Inc., Triangle Industries, Inc., and Uniroyal Chemical, Inc.

         J. GARY MCALPIN has been the Company's President since January 12, 1998 and its Chief Operating Officer since March 1997. Mr. McAlpin joined the Company in October 1996 initially serving as Vice President. From January 1996 to October 1996, Mr. McAlpin served as a construction/project manager of Birwelco-Montenay, a power generator. For the eight years prior to joining Birwelco-Montenay, Mr. McAlpin served as the Vice President and General Manager of IDAB Incorporated, a materials handling company.

         BRADLEY HACKER has been the Company's Chief Financial Officer since July 1997. Mr. Hacker joined the Company in July 1993 as its controller. For the seven years prior to joining the Company, Mr. Hacker was employed by various divisions of Campbell Taggert, a subsidiary of Anheuser-Busch.

         MICHAEL F. BRACKEN has been the Company's Executive Vice President - New Construction Sales since July 1996. Mr. Bracken joined the Company in September 1993 as a salesman of the hi-rise system. From August 1992 to August 1993, Mr. Bracken was the General Manager and Construction Project Manager of Brickell Biscayne Condominium in Miami, Florida. Prior to 1992, Mr. Bracken served as a field manager of Schlumberger Overseas Ltd., a petroleum engineering company in South East Asia.

         RONALD J. MCCRACKEN has been the Company's Executive Vice President - Business Development and Sales since October 1998. Prior to joining the Company, from February 1986 to October 1998, Mr. McCracken served as the President and Chief Executive Officer of Bes-Pac, Inc., a South Carolina corporation wholly owned by Mr. McCracken ("Bes-Pac"), a company engaged in the business of manufacturing and distributing solid waste handling equipment. The Company acquired Bes-Pac in October 1998.

         SEYMOUR OESTREICHER has been the Company's Vice President - Distribution Development since March 1995. Mr. Oestreicher was a founder and from 1987 until 1995 served as the Chairman of IDC Systems, a subsidiary of the Company engaged in selling, installing and servicing trash compaction systems. Mr. Oestreicher was a founder and served as Chairman and President of International Synetics Corp., a company engaged in the design, manufacture and installation of trash compaction systems from 1969 until 1986.

         WILLIAM J. STONE has been the Company's Executive Vice President - Sales since May 1997. Since 1990, Mr. Stone has founded a number of companies engaged in various aspects of waste handling in high-rise buildings in South Florida. Prior to 1990, Mr. Stone was engaged in real estate development in the states of Texas and Florida and in Toronto, Canada.

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

         WARREN ADELSON has been a director of the Company since May 1993. Mr. Adelson has been President of Adelson Galleries, a New York art gallery, since January 1990. From 1974 to January 1990, Mr. Adelson was Vice President of Coe Kerr Gallery, a New York City art gallery

         LEONARD TOBOROFF has been a director of the Company since January 1999. Mr. Toboroff has served as a Vice President of Riddell Sports, Inc. since April 1998. Since May 1989, Mr. Toboroff has been a Vice Chairman of the Board of Allis-Chalmers Corp. Additionally, Mr. Toboroff has served as a director of Ameriscribe Corp. since August 1987 and served as its Chairman and Chief Executive Officer from December 1987 to May 1988. From May through July 1982, Mr. Toboroff served as Chairman and Chief Executive Officer of American Bakeries Company. Mr. Toboroff has served as a director of Banner Aerospace, Inc., a supplier of aircraft parts since September 1992. He has also been a director of Engex, Inc. and Saratoga Springs Beverage Corp. since 1993. Mr. Toboroff has been a practicing attorney since 1961.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

         During 1998, the Board of Directors held four meetings and took action ___ additional times by unanimous written consent. No Director attended fewer than 75% of the meetings of the Board of Directors held during 1998 during the period of such Director's service.

         The only committees of the Board of Directors are the Audit Committee and the Compensation Committee. The Board does not have a nominating or similar committee. The Company's Board of Directors performs the functions of a nominating or similar committee.

         Messrs. Merritt and Adelson are the current members of the Company's Audit Committee. The Audit Committee held two meetings during 1998. The duties and responsibilities of the Audit Committee include (a) recommending to the Board the appointment of the Company's auditors and any termination of engagement, (b) reviewing the plan and scope of audits, (c) reviewing the Company's significant accounting policies and internal controls and (d) having general responsibility for all related auditing matters.

         Messrs. Pashcow and Merritt are the current members of the Company's Compensation Committee, which committee held four meetings during 1998. The Compensation Committee reviews and approves the compensation of the Company's executive officers and administers the Company's stock option plans.

ADDITIONAL INFORMATION CONCERNING DIRECTORS

         COMPENSATION. Each non-employee director of the Company receives an annual fee of $15,000 and is reimbursed for expenses incurred in connection with activities as a director of the Company. Directors who are also employees do not receive additional compensation for their services as directors. Non-employee directors serving on the Company's Compensation Committee and/or Audit Committee also receive $1,000 per meeting.

         OPTIONS. Each non-employee director receives an automatic grant of options to purchase 20,000 shares of common stock, par value $.01 per share (the "Common Stock"), under the Company's 1996 Directors' Stock Option Plan on his or her initial election to the Board of Directors. Thereafter, each director receives an automatic grant of options to purchase 1,000 shares of Common Stock upon such directors reelection as a member of the Board. For 1998, each of Messrs. Merritt, Pashcow and Adelson received grants under this plan. Each option grant, vesting in equal installments over five years and having a ten year term, permits the holder to purchase shares at their fair market value on the date of grant, which was $2.50 in the case of options granted in 1998.

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

         To the Company's knowledge, based solely on a review of the copies of filings furnished to the Company and written or oral representations that no other reports were required, the Company believes that all of its directors and executive officers complied during 1998 with the reporting requirements of
Section 16(a) of the Securities Exchange Act of 1934, with the exception of (i) the grant of options to purchase an aggregate of 107,500 shares of common stock to J. Gary McAlpin, our President and Chief Operating Officer, during the period May through December 1997, and (ii) the grant of options to purchase an aggregate of 95,000 shares of common stock to Bradley Hacker, our Chief Financial Officer and Secretary, during the period July 1993 through December 1997, which transactions were reported in February 1999. Each of these late filings resulted from administrative oversights.

ITEM 10.      EXECUTIVE COMPENSATION

         The following table sets forth, for the fiscal years ended December 31, 1998, 1997 and 1996, the aggregate compensation awarded to, earned by or paid to Donald Engel, the Company's Chairman and Chief Executive Officer, J. Gary McAlpin, the Company's President and Chief Operating Officer, Bradley Hacker, the Company's Chief Financial Officer and Secretary, and Michael F. Bracken, the Company's Executive Vice President - New Construction Sales (collectively, the "Named Executive Officers"). No other executive officers of the Company earned compensation in excess of $100,000 during 1998. The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts during such fiscal years.

                                   SUMMARY COMPENSATION TABLE
                                                                                                       LONG-TERM
                                                                                                      COMPENSATION
                                                                                                      -------------
                                                                    ANNUAL COMPENSATION                 NUMBER OF
                                                              -------------------------------         STOCK OPTIONS
               NAME AND PRINCIPAL POSITION                    YEAR        SALARY        BONUS            GRANTED
               ---------------------------                    ----        ------        -----         -------------
Donald Engel.........................................         1998     $   180,000           --           200,000
     Chairman of the Board and Chief                          1997     $   180,000           --           200,000(2)
       Executive Officer(1)                                   1996     $   138,750           --           500,000(2)

J. Gary McAlpin......................................         1998     $   118,008   $  100,000           200,000(3)
     President and Chief Operating Officer                    1997     $    96,875           --           107,500(2)
                                                              1996     $    16,912           --            17,500(2)

Bradley Hacker.......................................         1998     $    82,840    $  50,000            20,000(3)
     Chief Financial Officer and Secretary                    1997     $    75,355    $  20,000            35,000(2)
                                                              1996     $    65,404           --             5,000(2)

Michael F. Bracken...................................         1998     $   117,580           --             5,000(3)
     Vice President - New Construction Sales                  1997     $   114,908           --            22,000(2)
                                                              1996     $    95,041           --            34,000(2)

-------------------------
(1) Mr. Engel has served as the Chief Executive Officer since March 1996, served as Co-Chairman of the Board from March 1996 to May 1997 and has served Chairman of the Board since May 1997.
(2)   Represents options granted under the Company's 1996 Stock Option Plan.
(3) Represents options granted under the Company's 1998 Executive Incentive Compensation Plan.
(4)   Represents options granted under the Company's 1993 Stock Option Plan.


EMPLOYMENT AGREEMENTS

         The Company entered into an employment agreement with Donald Engel, effective as of March 25, 1996, which provides for the employment of Mr. Engel as the Company's Chairman of the Board and Chief Executive Officer. This employment agreement provides for an annual base salary of $180,000, subject to annual increases in accordance with the Consumer Price Index. The employment agreement requires Mr. Engel to devote his full time, energies and efforts to the Company's affairs. Mr. Engel has agreed that during the term of his employment agreement and for a period of five years thereafter, he will not compete or engage in a business competitive with any recycling or solid-waste disposal business in which the Company or any of its affiliates then engages and which operates within any state in which the Company conducts business. The employment agreement provides that it may be terminated either by Mr. Engel or the Company upon ten days notice. Upon the termination of the employment agreement, Mr. Engel will be entitled to receive any unpaid salary and accrued bonus through the date of termination.

         The Company also entered into five-year employment agreements with each of J. Gary McAlpin and Bradley Hacker, effective as of March 10, 1998, which provide for the employment of Mr. McAlpin as the Company's President and Chief Operating Officer and Mr. Hacker as the Company's Chief Financial Officer. The initial term of each of these agreements will be automatically extended for a five-year term upon a change of control of the Company, and for successive one-year terms unless either party gives notice of its intent not to extend the term at least six months prior to its expiration date (three months in the case of any extension period after the initial term). Mr. McAlpin's employment agreement provides for an annual base salary of $120,000 subject to annual increases in accordance with the Consumer Price Index and an annual incentive bonus of not less than $50,000. Mr. Hacker's employment agreement provides for an annual base salary of $85,000 subject to annual increases in accordance with the Consumer Price Index and an annual incentive bonus of not less than $25,000. Pursuant to their respective employment agreements, Mr. McAlpin and Mr. Hacker have each agreed that during the term of his employment agreement and for a period of one year thereafter, he will not consult with or engage in or own in excess of 5% of any entity which engages in the business of providing mechanical multi-story recycling and which operates within any state in which we conduct business. Upon the termination of Mr. McAlpin's or Mr. Hacker's employment due to our non-renewal of the employment agreement, the terminated executive will be entitled to receive any unpaid salary and bonus accrued through the date of termination plus one-year's base salary. Upon the termination of Mr. McAlpin's or Mr. Hacker's employment by the Company for cause or by the executive without cause, the terminated executive will be entitled to receive any unpaid salary and bonus accrued through the date of termination. Upon the termination of Mr. McAlpin's or Mr. Hacker's employment by the Company without cause, the terminated executive will be entitled to receive any unpaid salary accrued through the date of termination, any bonus that would have been payable to the executive for the fiscal year, a lump sum severance payment in the amount of the base salary, and benefits that would have been paid by the Company to such executive through the scheduled end of the employment agreement.

         In connection with the Company's acquisition of Bes-Pac, the Company entered into a five-year employment agreement with Ronald J. McCracken, effective as of October 29, 1998, which provides for the employment of Mr. McCracken as the Company's Executive Vice President - Business Development and Sales. The initial term of this agreement will be automatically extended for successive one-year terms unless either party gives notice of its intent not to extend the term. Mr. McCracken's employment agreement provides for an annual base salary of $120,000 subject to annual increases in accordance with the Consumer Price Index. Pursuant to this employment agreement, Mr. McCracken has agreed that during the term of his employment agreement and for a period of two years thereafter, he will not, directly or indirectly, engage in or have any interest in any business (whether as an employee, officer, director, partner, agent, creditor, consultant or otherwise) which engages in the business of providing manufacturing, marketing, distributing and selling non-mobile solid waste handling equipment; provided, however, that such restriction shall not apply to the ownership or acquisition by Mr. McCracken of securities of any issuer that is registered under the Securities Exchange Act of 1934, as amended, and that are listed for trading on any national securities exchange or are quoted on Nasdaq. Upon the termination of Mr. McCracken's employment with the Company for cause or by the executive without cause, Mr. McCracken will be entitled to receive any unpaid salary through the date of termination. Upon the termination of Mr. McCracken's employment by the Company without cause, Mr. McCracken will be entitled to receive (i) any unpaid salary accrued through the date of termination, (ii) base salary through the expiration date of the agreement and (iii) benefits that would have been paid by the Company through the expiration date of the employment agreement.

STOCK OPTION PLANS

         In July 1993, the Company adopted the 1993 Stock Option Plan pursuant to which 350,000 shares of Common Stock were reserved for issuance to officers and other key employees and to certain other persons who are employed or engaged by the Company. In 1995, the number of shares of Common Stock reserved for issuance under this plan was increased by 150,000 shares to 500,000 shares. Under the 1993 Stock Option Plan, options have been designated as "incentive stock options" or "non-qualified options" within the meaning of the Internal Revenue Code of 1986, as amended. As of December 31, 1998, options to purchase an aggregate of 353,350 shares of Common Stock had been granted and were outstanding under the 1993 Stock Option Plan at an average exercise price of $2.55 per share. No additional options are being granted under this option plan.

         In July 1993, the Company also adopted a directors stock option plan pursuant to which 50,000 shares of Common Stock had been reserved for issuance for grants of options to non-employee directors. As of December 31, 1998, options to purchase an aggregate of 10,000 shares of Common Stock had been granted and were outstanding under this directors stock option plan. The Board of Directors terminated this directors stock option plan in 1996.

         In March 1996, the Company adopted the 1996 Stock Option Plan pursuant to which 1,000,000 shares of Common Stock have been reserved for issuance to officers and other key employees and to certain other persons who are employed or engaged by us. In connection with the adoption of the 1996 Stock Option Plan, the Company's Compensation Committee granted Donald Engel, the Company's Chairman of the Board and Chief Executive Officer, options to purchase an aggregate of 500,000 shares of Common Stock. Such options were to vest over a five-year period with vesting to accelerate in the event that the price of the common stock increased to $6.00 per share, which acceleration occurred in July 1996. As of December 31, 1998, options to purchase an aggregate of 934,500 shares of Common Stock had been granted and were outstanding under the 1996 Stock Option Plan at an average exercise price of $2.50 per share. No additional options are being granted by us under the 1996 Stock Option Plan.

         In March 1996, the Company adopted a new directors stock option plan pursuant to which 150,000 shares of Common Stock have been reserved for issuance. Only non-employee directors of the Company are eligible to receive options under this plan. The plan provides for an automatic grant of an option to purchase 20,000 shares of Common Stock upon a person's election as a director and an automatic grant of an option to purchase 1,000 shares of Common Stock upon such person's re-election as a director. As of December 31, 1998, options to purchase an aggregate of 49,000 shares of Common Stock had been granted under the new directors stock option plan at an average exercise price of $2.50 per share.

         In March 1998, the Company adopted the 1998 Executive Incentive Compensation Plan (the "1998 Plan"). The 1998 Plan provides for grants of stock options, stock appreciation rights ("SARs"), restricted stock, deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property. The 1998 Plan was approved by shareholders in June 1998 as part of the Company's 1998 Annual Meeting of Shareholders. The 1998 Plan is intended to supplement the Company's existing stock option plans. Pursuant to the 1998 Plan, an aggregate of 1,000,000 shares have been reserved for issuance to our officers, directors, employees and independent contractors. As of December 31, 1998, options to purchase an aggregate of 450,000 shares of Common Stock were issued and outstanding under the 1998 Plan at an average exercise price of $2.4375 per share.

OPTION/SAR GRANT TABLE

         The following table sets forth information concerning grants of stock options made during the year ended December 31, 1998 to the Named Executive Officers. No stock appreciation rights were granted in 1998.

                          OPTION GRANTS FOR FISCAL 1998
                               (INDIVIDUAL GRANTS)

                                                        PERCENT OF TOTAL
                                                         OPTIONS GRANTED
                                  NUMBER OF OPTIONS       TO EMPLOYEES        EXERCISE PRICE         EXPIRATION
             NAME                      GRANTED           IN FISCAL YEAR          ($/SHARE)              DATE
             ----                 ------------------    -----------------     ---------------        ----------
Donald Engel.................          200,000                44.5%               $2.4375             12/31/08
J. Gary McAlpin..............          200,000                44.5%               $2.4375             12/31/08
Bradley Hacker...............           10,000                 2.2%               $2.4375             12/31/08
Michael F. Bracken...........            5,000                 1.1%               $2.4375             12/31/08

AGGREGATED FISCAL YEAR-END OPTION VALUE TABLE

         The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers at December 31, 1998. No stock options were exercised by the Named Executive Officers during the year ended December 31, 1998. No stock appreciation rights were granted or are outstanding.

                     AGGREGATED OPTION EXERCISES DURING 1998
                                       AND
                       OPTION VALUES ON DECEMBER 31, 1998

                                                          NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                            SHARES                       UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                           ACQUIRED                        OPTIONS AT 12/31/98                 AT 12/31/98(1)
                             UPON        VALUE       ------------------------------      ----------------------------
          NAME           EXERCISE(#)    REALIZED     EXERCISABLE      UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
          ----           -----------    --------     -----------      -------------      -----------    -------------
Donald Engel............      -            -             950,000               -            (2)             (2)
J. Gary McAlpin.........      -            -             314,500          10,000            (2)             (2)
Bradley Hacker..........      -            -              86,000           9,000            (2)             (2)
Michael F. Bracken......      -            -              76,000          39,000

-------------------------
(1) Values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $2.406, the average of the high and low common stock price reported for Nasdaq transactions on December 31, 1998.
(2) The option exercise price exceeded the fair market value of the Common Stock on such date, and accordingly, such options were "underwater."


REPORT ON OPTION REPRICING

         On November 12, 1998, the Compensation Committee of the Board of Directors repriced substantially all outstanding options granted under our various stock option plans and held by our then existing employees and directors at a price of $2.50 per share, an amount slightly greater than the fair market value of the common stock as of the date of repricing. All of the options repriced by the Compensation Committee were exercisable at prices which were greater than the market price of the common stock for an extended period of time.

         The Compensation Committee believes that stock options are a significant factor in our ability to retain and provide incentives for employees and executives and that, at their original exercise prices, the disparity between the exercise price of these options and the market price for the common stock at the time of repricing did not provide meaningful incentives to the persons holding the options. The Compensation Committee also believes that the repricing will benefit our shareholders by strengthening the Company's ability to retain qualified persons upon whose efforts and judgment the Company's success is largely dependent.

         The Company completed this repricing through a one-for-one stock option exchange of "underwater" stock options for all optionees under the Company's various stock option plans other than optionees who were no longer our employees, directors or consultants as of such date. Other than the change in the exercise price, the affected options remain the same.

         The following table sets forth information relating to options held by the Company's executive officers which were repriced by the Compensation Committee during 1998. No option repricings occurred prior to 1998.

                                        OPTION REPRICINGS

                                                 NUMBER OF      MARKET                                    LENGTH OF
                                                SECURITIES     PRICE OF        EXERCISE                   ORIGINAL
                                                UNDERLYING     STOCK AT        PRICE AT         NEW      OPTION TERM
                                                  OPTIONS       TIME OF        TIME OF       EXERCISE    AT DATE OF
              NAME                   DATE        REPRICED      REPRICING      REPRICING        PRICE      REPRICING
              ----                   ----       ----------     ---------      ---------      --------    ------------
Donald Engel.................      11/12/98       750,000         $2.40      $3.00-$4.00       $2.50      10 years
   Chairman & Chief Executive
   Officer

J. Gary McAlpin..............      11/12/98       125,000         $2.40      $2.55-$4.13       $2.50      10 years
   President & Chief Operating
   Officer

Bradley Hacker...............      11/12/98        85,000         $2.40      $2.55-$7.13       $2.50      10 years
   Chief Financial Officer &
   Secretary

Michael Bracken..............      11/12/98        78,000         $2.40      $2.73-$5.50       $2.50      10 years
   Executive Vice President
                                       -                -          -              -              -            -
Ronald J. McCracken..........
   Executive Vice
   President-Business
   Development and Sales

William J. Stone.............          -                -            -            -              -            -
   Vice President-Sales

Seymour Oestreicher..........      11/12/98        60,000           $2.40    $2.55-$4.13       $2.50      10 years
   Vice President-Distribution
   Development

                             COMPENSATION COMMITTEE

                        JOEL PASHCOW       IRA S. MERRITT

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 30, 1999, the number of shares of Common Stock that were owned beneficially by (i) each person who is known by the Company to beneficially own more than 5% of the Common Stock, (ii) each director, (iii) the Named Executive Officers (as defined in "Executive Compensation") and (iv) all directors and executive officers of the Company as a group:

                                    AGGREGATE NUMBER         ACQUIRABLE            TOTAL NUMBER
                                        OF SHARES              WITHIN               OF SHARES           PERCENTAGE
                                   BENEFICIALLY OWNED        60 DAYS(1)         BENEFICIALLY OWNED       OF SHARES
             NAME                          (A)                   (B)            (COLUMNS (A)+(B))       OUTSTANDING
             ----                  -------------------       -----------        -------------------     -----------
Donald Engel................                 50,000          1,150,000               1,200,000               8.6%
J. Gary McAlpin.............                     --            314,500                 314,500                  *
Bradley Hacker..............                     --             86,000                  86,000                  *
Ronald J. McCracken.........              1,890,500(2)              --               1,890,500              14.7%
Michael F. Bracken..........                     --             76,000                  76,000                  *
Evelio Acosta...............              1,276,094                 --               1,276,094               9.9%
Warren Adelson..............                704,496            293,000                 997,496               7.6%
Ira S. Merritt..............                  1,000             34,500                  35,500                  *
Joel M. Pashcow.............                     --             49,500                  49,500                  *
Leonard Toberoff............                     --             20,000                  20,000                  *
All directors and executive
 officers as a group (11
 persons)...................              2,645,996          2,631,204               5,277,200              34.0%

-------------------------
*        Represents less than 1% of the outstanding common stock.

(1) Reflects the number of shares that could be purchased by the holder by exercise of options granted under our stock option plans or warrants at April 30, 1999 or within 60 days thereafter.

(2) Does not include an aggregate of 609,500 shares of common stock issuable upon the conversion of a Subordinated Convertible Promissory Note Due 2003 of the Company. The convertible note was issued to Mr. McCracken in connection with our acquisition of Bes-Pac and automatically converts into common stock at such time as shareholders approve and ratify the acquisition.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMMON STOCK OWNERSHIP

         In February 1995, the Company acquired all of the outstanding capital stock of IDC Systems, Inc., a New York corporation organized in November 1987. Harriet Oestreicher, the wife of Seymour Oestreicher, the Company's Vice President - Distribution Development, owned 47.5% of the outstanding capital stock of IDC Systems. In connection with this acquisition, the Company paid $500,000 in cash and issued 26,667 shares of Common Stock to the former shareholders of IDC Systems and agreed to issue additional shares of Common Stock in three equal amounts annually, commencing in February 1996. In April 1996, 1997 and 1998, the Company issued an aggregate of 25,083 additional shares of Common Stock to the former shareholders of IDC Systems, of which Harriet Oestreicher received 15,885 shares.

         In February 1997, the Company acquired all of the issued and outstanding capital stock of Hesco Sales, Inc. ("Hesco Sales") and Atlantic Maintenance of Miami, Inc. ("Atlantic Maintenance") from Evelio Acosta. In connection with these transactions, Hesco Sales entered into a lease with Acosta Family Limited Partnership, an affiliate of Evelio Acosta, for Hesco Sales' corporate headquarters and manufacturing facilities in an approximately 110,000 square foot building situated in Miami, Florida at a monthly rental of approximately $27,000 per month, plus applicable sales tax. The Company entered into an agreement with the partnership unconditionally guaranteeing Hesco Sales' obligations under this lease. Also in connection with the acquisition of Hesco Sales and Atlantic Maintenance, Hesco Sales entered into a lease with Evelio Acosta and his spouse, Gladys Acosta, for an approximately 3,000 square foot shop in Hialeah, Miami, Florida, at a monthly rent of approximately $1,000 per month. The Company also guaranteed the obligations of Hesco Sales under this lease. During 1998, an aggregate of approximately $297,500 was paid to Evelio Acosta under these leases.

         In connection with the Company's acquisition of Hesco Sales and Atlantic Maintenance of Miami, Donald Engel, the Company's Chairman of the Board and Chief Executive Officer, loaned the Company $500,000, which loan accrued interest at an annual rate of 10% per annum. The Company repaid the principal amount of the loan, together with $33,333 of accrued interest, in October 1998 with amounts available under the Company's financing arrangements with General Electric Capital Corporation and participating lenders. In connection with this loan, the Company granted Mr. Engel warrants to purchase an aggregate of 250,000 shares of Common Stock at a price of $2.75 per share, which purchase price was slightly greater than the market price of the Common Stock on the date of grant of such warrants.

         In connection with the Company's acquisition of Bes-Pac, the Company entered into a five year employment agreement with Ronald McCracken, the former sole shareholder of Bes-Pac, pursuant to which Mr. McCracken is serving as the Company's Executive Vice President of Business Development and Sales. Additionally, in connection with this acquisition, amendments to certain real property leases respecting three facilities owned by Mr. McCracken at which Bes-Pac conducts business operations were executed, which, among other things, shorted the term of two of such leases to a period of seven years. The Company agreed to guaranty Bes-Pac's obligations under all of these leases. During 1998, an aggregate of approximately $52,000 was paid to Mr. McCracken under these leases.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         HI-RISE RECYCLING SYSTEMS, INC.

Date: April 30, 1998                  BY: /s/ DONALD ENGEL
                                     --------------------
                                         Donald Engel, Chairman of the Board and
                                         Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 1999         BY: /s/ DONALD ENGEL
                             --------------------
                                 Donald Engel, Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: April 30, 1999          /s/ BRADLEY HACKER
                             ------------------
                                 Bradley Hacker, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

Date: April 30, 1999         /s/ WARREN ADELSON
                             ------------------
                                 Warren Adelson, Director

Date: April 30, 1999          /s/ IRA S. MERRITT
                             ------------------
                                 Ira S. Merritt, Director

Date: April 30, 1999          /s/ JOEL M. PASHCOW
                             -------------------
                                 Joel M. Pashcow, Director