Form 10QSB
period 1999-03-31
HI RISE RECYCLING SYSTEMS INC
filed 1999-05-17
CIK 906605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

       [ ] Transition Report under Section 13 or 15(d) of the Exchange Act

                        For the transition period from to

                         Commission File Number 0-21946

                         HI-RISE RECYCLING SYSTEMS, INC.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Florida                                     65-0222933
        -----------------                          ---------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)

                    8505 NW 74TH STREET, MIAMI, FLORIDA 33166
                    -----------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 597-0243
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                 (Former Address, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]                               No [ ]

The number of shares outstanding of the Issuer's Common Stock, $.01 Par Value, as of May 13, 1999 was 12,876,752.

Transitional small business disclosure format:

Yes  [X]                               No [ ]

                                      INDEX

PART I         FINANCIAL INFORMATION                                       PAGE

Item 1.        Consolidated Financial Statements                            3

               Consolidated Balance Sheets as of December 31,               3
                   1998 and March 31, 1999

               Consolidated Statements of Operations for the three months   4
                   ended March 31, 1998 and 1999

               Consolidated Statement of Changes in Shareholders' Equity    5
                   for the three months ended March 31, 1999

               Consolidated Statements of Cash Flows for the three          6
                   months ended March 31, 1998 and 1999

               Notes to Consolidated Financial Statements                   7

Item 2.        Management's Discussion and Analysis of Financial            9
                   Condition and Results of Operations

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                           13

Item 2.            Changes in Securities                                   13

Item 3.            Defaults Upon Senior Securities                         13

Item 4.            Submission of Matters to a Vote of Security Holders     13

Item 5.            Other Information                                       13

Item 6.            Exhibits and Reports on Form 8-K                        13

                   SIGNATURES                                              14

                         HI-RISE RECYCLING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1998 AND MARCH 31, 1999
                                   (UNAUDITED)



                                                              DECEMBER 31, 1998   MARCH 31, 1999
                                                              -----------------   --------------
          ASSETS
Current assets:
Cash and cash equivalents                                       $    324,422      $    342,154
Investments                                                          170,191           170,191
Accounts receivable, net of allowance
  for doubtful accounts of $212,418 and
  $170,191 in 1998 and 1999, respectively                         10,191,195        12,945,639
Inventory                                                          6,344,722         8,515,910
Other assets                                                         836,632         1,179,303
                                                                ------------      ------------

       Total current assets                                       17,867,162        23,153,197

Property and equipment, net                                        3,430,230         5,174,889
Net investment in sales type leases                                8,068,283         8,830,037
Prepaid Financing Costs                                            2,152,484         2,521,321
Deferred acquisition costs                                           150,454               -0-
Goodwill                                                          22,145,585        33,809,909
                                                                ------------      ------------
       Total assets                                             $ 53,814,198      $ 73,489,353
                                                                ============      ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                           3,865,473         4,804,875
Cash overdraft                                                       743,146         1,430,625
Current portion of long-term debt                                  7,889,634         9,538,630
                                                                ------------      ------------
       Total current liabilities                                  12,498,253        15,774,130
Long-term debt                                                    15,776,508        28,317,281
                                                                ------------      ------------

       Total liabilities                                          28,274,761        44,091,411
                                                                ------------      ------------


Shareholders' equity:
Preferred stock, $.01 par value per share;
1,000,000 shares authorized; 200 shares issued and
outstanding at December 31, 1998 and March 31, 1999,                       2                 2
liquidation preference of $2,000,000
Common stock, $.01 par value; 20,000,000 shares authorized,
11,413,352 and 12,876,752 shares issued and outstanding
at December 31, 1998
and March 31, 1999, respectively                                     114,133           128,768
Additional paid-in capital                                        28,870,295        31,796,807
Accumulated deficit                                               (3,444,993)       (2,527,635)
                                                                ------------      ------------
Total shareholders' equity                                        25,539,437        29,397,942
                                                                ------------      ------------
Total liabilities and shareholders' equity                      $ 53,814,198      $ 73,489,353
                                                                ============      ============

The accompanying notes are an integral part of these financial statements

                         HI-RISE RECYCLING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE ENDED MARCH 31, 1998 AND 1999
                                   (UNAUDITED)


                                                                          THREE MONTHS      THREE MONTHS
                                                                              ENDED           ENDED
                                                                         MARCH 31, 1998    MARCH 31, 1999
                                                                         --------------    --------------
Total Revenues                                                            $  3,804,269      $ 12,267,412

Operating Expenses

      Cost of equipment sold, including direct costs of service/parts        2,395,759         8,367,799
      Selling and marketing                                                    399,441           595,004
      General and administrative                                               660,584         1,959,499
          Product Development                                                    3,164            52,703
                                                                          -------------     ------------

Total Operating Expenses                                                     3,458,948        10,975,005

      Operating Income (loss)                                                  345,321         1,292,407

Other Income (expense):

      Interest Income                                                          175,957           364,921
      Interest Expense                                                        (133,715)         (680,882)
                                                                          ------------     -------------

Total other income (expense)                                                    42,242          (315,961)
                                                                          ------------     -------------

      Net income                                                          $    387,563      $    976,446
                                                                          ============      ============

      Basic income per share                                              $       0.05      $       0.08

      Diluted income per share                                            $       0.04      $       0.07
                                                                          =============     ============
      Weighted average common shares outstanding used in
        basic calculation                                                    7,326,936        11,901,152
                                                                          =============     ============

      Weighted average common shares outstanding used
        in diluted calculation                                                8,448,968       14,435,080
                                                                          =============     ============

The accompanying notes are an integral part of these financial statements

                         HI-RISE RECYCLING SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999



                                            SHARES OF                            ADDITIONAL                         TOTAL
                                             COMMON      PREFERRED    COMMON      PAID-IN         ACCUMULATED    SHAREHOLDERS
                                              STOCK        STOCK       STOCK      CAPITAL           DEFICIT         EQUITY
                                            ---------    ---------    -------    ----------       -----------    ------------

Balance of December 31, 1998                 11,413,352     $2        $114,133     $28,870,295      $(3,444,993)    $25,539,437

Issuance of common stock (unaudited)          1,463,400                $14,635     $ 2,867,424                      $ 2,882,059

Dividend requirement on preferred stock                                            $    59,088      $   (59,088)    $

Net income (unaudited)                                                                              $   976,446     $   976,446

Balance at March 31, 1999                    12,876,752     $2         $128,768    $31,796,807      $(2,527,635)    $29,397,942


The accompanying notes are an integral part of these financial statements.

                         HI-RISE RECYCLING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                   (UNAUDITED)


                                                                              THREE MONTHS       THREE MONTHS
                                                                                  ENDED              ENDED
                                                                             MARCH 31, 1998     MARCH 31, 1999
                                                                           ----------------     --------------
OPERATING ACTIVITIES
   Net income                                                                 $    387,563      $    976,446
   Adjustments to reconcile net income
     to net cash (used in) provided by operating activities:
   Depreciation and amortization                                                    75,200           321,418
   Changes in assets and liabilities, net of acquisitions:
   Accounts receivable                                                            (192,232)       (1,771,146)
   Inventory                                                                        14,309          (838,532)
   Other assets                                                                     90,854          (116,224)
   Net investments in sales type leases                                              3,221          (761,754)
   Accounts payable and accrued liabilities                                       (368,882)          127,417
   Deferred acquisition costs                                                            0          (150,454)
   Cash Overdraft                                                                        0           687,479
                                                                              ------------      ------------
   Net cash (used in) provided by operating activities                              10,073        (1,525,350)

INVESTING ACTIVITIES:
   Purchase of business net of cash acquired                                    (3,731,169)         (568,492)
   Maturity of investments                                                              --                --
   Purchase of property and equipment                                               (8,853)         (138,426)
                                                                              ------------      ------------
   Net cash (used) in investing activities                                      (3,740,022)         (706,918)
                                                                              ------------      ------------

FINANCING ACTIVITIES:
   Restricted cash                                                               3,022,035                --
   Loan from Officer                                                               500,000                --
   Payments under credit line                                                   (2,167,974)               --
   Draws from line of credit                                                     2,639,304         2,250,000
   Payment of long-term debt                                                      (135,000)               --
                                                                              ------------      ------------
Net cash provided by financing activities                                        3,858,365         2,250,000
                                                                              ------------      ------------
Net (decrease) increase in cash and cash equivalents                               128,416            17,732
Cash and cash equivalents, beginning of period                                   1,134,131           324,422
                                                                              ------------      ------------
Cash and cash equivalents, end of period                                      $  1,262,547      $    342,154
                                                                              ------------      ------------
Purchase of business, net of cash acquired
   Working capital, other than cash                                           $ (4,097,621)     $ (1,830,641)
   Property, plant and equipment                                                   (73,442)       (1,634,681)
   Cost in excess of net assets acquired, net                                   (9,131,101)      (11,636,370)
   Revolving line of credit                                                      3,000,000                --
   Current portion of long term debt                                                    --                --
   Long term debt                                                                       --        11,583,200
   Common stock issued                                                           6,570,995         2,950,000
                                                                              ------------      ------------
Net cash used to acquire business                                             $ (3,731,169)     $   (568,492)
                                                                              ============      ============

The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1998 of Hi-Rise Recycling Systems, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

3. For financial reporting purposes, the Company reports revenues from sales type leases as equipment sales. Revenue from sales and sales type equipment leases is generally recognized when equipment is installed.

4. Net investment in sales type leases consists of the following at March 31, 1999:

       Minimum Lease Payments                                        $9,627,336
       Unearned Income                                               (1,297,101)
       Estimated Residual Value on Leased Equipment                     499,802
                                                                    -----------
       Total                                                         $8,830,037
                                                                    ===========

5. In February 1999, the Company acquired all the outstanding capital stock of DeVivo Industries, Inc. ("DeVivo") and Ecological Technologies, Inc. ("ETI"). Devivo is in the business of manufacturing and supplying waste handling and recycling equipment while ETI owns certain patent rights relating to DeVivo's business. The aggregate purchase price of approximately $14,600,000 consisted of approximately $11,700,000 in cash, and 1,463,400 shares of the Company's common stock valued at approximately $2,900,000. The Company funded the cash portion of the purchase price through borrowings available under the Company's revolving and term credit facilities with GECC.

6. The acquisitions made by the Company have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired company are included in the Company's consolidated results of operations from the respective dates of acquisition.

The following information presents the unaudited pro forma condensed results of operations for the periods January 1, 1998 through March 31, 1998 and January 1, 1999 through March 31, 1999, as if the Company's acquisition of De-Vivo and Ecological Technologies, Bes-Pac and Hesco had occurred on January 1, 1998. The pro forma results are presented for informational purposes only and are not necessarily indicative of the future results of operation of the Company or the results of operation of the Company had the acquisitions occurred on January 1, 1998.

             The unaudited results of operations on a pro forma basis as if each of the acquisitions had been made as of January 1, 1998 is as follows:

                                                  THREE MONTHS   ENDED MARCH 31,
                                                      1999            1998
                                                 ------------------------------
             Revenues                             $13,158,257       $11,158,122
             Income from operations                 1,157,851           968,147
             Net income                             1,028,635           658,196


             Earnings per share of common stock
                Basic                                    0.07               0.06
                Diluted                                  0.06               0.05

7. SEGMENTS OF THE BUSINESS:

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



                                            ARCHITECTURAL       PARTS AND EQUIPMENT       CONSOLIDATED
                                         SPECIFIED SERVICES           SERVICES               TOTAL
                                         ------------------     -------------------       -------------
               Three Months Ended
               March 31, 1999
               --------------
               Revenues                      $ 9,319,044            $ 2,948,368            $12,267,412
               Operating Income                   81,703              1,210,704              1,292,407


               Total assets                   24,807,695             48,681,658             73,489,353

               Three Months Ended
               March 31, 1998
               ---------------
               Revenues                      $ 2,176,208            $ 1,628,061            $ 3,804,269
               Operating Income                   72,703                272,618                345,321
               Total assets                   21,293,600              8,327,628             29,621,228


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Hi-Rise Recycling Systems, Inc., a Florida corporation (the "Company"), is primarily engaged in manufacturing, distributing, marketing and selling recycling and solid waste handling equipment. Until February 1997, the Company was primarily engaged in distributing, marketing and selling the Hi-Rise System, a proprietary automated system designed to collect source-separated recyclables and other solid waste in multi-story residential buildings. In February 1997, the Company expanded its product lines to include sheet metal fabrication products, consisting primarily of rubbish and laundry chutes. During the three months period ended March 31, 1999 and 1998 sales of sheet metal fabrication products accounted for approximately 15% and 21%, respectively, of the Company's revenues. In February 1998, the Company acquired Hesco Sales
Inc., a Florida corporation ("Hesco"), a company engaged in the business of manufacturing, marketing and selling solid waste handling equipment products. Hesco's product lines include waste containers and trash compaction systems. In October 1998 the Company acquired BesPac, Inc., a South Carolina corporation engaged, the business of manufacturing, marketing and selling solid waste equipment products. In February 1999 the Company acquired Devivo Industries, Inc. a Connecticut corporation engaged in the business of manufacturing, marketing and selling solid waste equipment products. During the three months ended March 31, 1999, Hesco's BesPac's and DeVivos product lines accounted for approximately 52% of the Company's revenues. The Company anticipates that in the future non-mobile waste equipment will continue to be the Company's single largest source of revenue. In addition, the Company expects that its other principal sources of revenue will be sales of rubbish and linen chutes, trash compaction systems and the Hi-Rise System and sales-types leases of the Hi-Rise System.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998.

Total revenue during the three months ended March 31, 1999 was $12,267,412, an increase of $8,463,143 compared to total revenue of $3,804,269 during the prior comparable three-month period. The primary sources of the increase is the inclusion of Hesco, Bes-Pac and De Vivo in this quarter in the aggregate amount of $9,442,201 compared to only $1,628,061 for one month of Hesco sales in 1998. In addition sales of the Hi-rise systems were $251,159 more than last year and Wilkinson sales increased by $322,658 for the quarter versus last year.

During the three months ended March 31, 1999, the Company had interest income of $364,921, an increase of $188,964 compared to $175,957 during the prior comparable three-month period. The increase in interest income is primarily attributable to increased interest realized from investments and additional leases in 1999 as compared to 1998.

Total operating expenses during the three months ended March 31, 1999 were $10,975,005, an increase of $7,516,057 compared to total operating expenses of $3,458,978 during the prior comparable three-month period. A primary reason for the increase was the inclusion in the three months ended March 31, 1999 of additional cost of sales for Hesco, Bes-Pac and De Vivo (waste equipment division) of $6,462,222. Cost of equipment sold increased by $5,972,040 from $2,395,759 during the three months ended March 31, 1998 to $8,367,799 during the three months ended March 31, 1999. As a percentage of revenue cost of equipment sold increased to 68% during the three months ended March 31, 1999 compared to 63% during the prior comparable three-month period. Selling and marketing expenses during the three months ended March 31, 1999 were $595,004, an increase of $195,563 compared to selling and marketing expenses of $399,441 during the prior comparable three-month period. General and administrative expenses during the three months ended March 31, 1999 were $1,959,499 an increase of $1,298,915 compared to general and administrative expenses of $660,584 during the prior comparable three-month period. General and administrative expenses for the three months ended March 31, 1999 include approximately $629,441 of such expenses for Hesco, Bes-Pac and De Vivo (waste equipment division). Interest expense increased by $547,167 to $680,882 as compared to the prior comparable three-month period, as a result of increased borrowings under the Company's lines of credit to finance the acquisitions.

As a result, the Company realized net income of $976,446 during the three months ended March 31, 1999, compared to net income of $387,563 during the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had working capital of $7,379,067 and cash and cash equivalents aggregating $342,154, compared to working capital of $6,368,909 and cash and cash equivalents of $324,422 at March 31, 1998.

During 1998, the Company obtained a $40 million credit facility from GECC and other participating lenders. This facility consists of two revolving lines of credit totaling $17 million, a $9 million term loan funded at closing, a $6 million term loan which was funded in connection with the Company's acquisition of the DeVivo Companies and an $8 million acquisition line. Accounts receivable and inventory of the Company and its subsidiaries collateralize one revolving line of credit in the amount of up to $8 million. The borrowing base is calculated by taking 80% of the value of eligible receivables and 50% of the value of eligible inventory. Approximately $7,683,000 was outstanding under this line of credit as of March 31, 1999. The other revolving line of credit in the amount of up to $9 million is collateralized by leases entered into by the Company for Hi-Rise systems and other products manufactured by the Company and its subsidiaries. The borrowing base is calculated by taking 90% of the value of eligible leases issued by the Company for its equipment. Approximately $6,250,000 was outstanding under this line of credit as of March 31, 1999. Both lines of credit bear interest at a rate per annum equal to the prime rate as announced by THE WALL STREET JOURNAL plus .5% and are due in October 2003. The term loan funded at closing is for $9 million and bears interest at a fixed rate of 11% for five years. Interest only on the term loan is payable quarterly for four and one half years with principal payable for two quarters in the amount of $1.5 million and a $6 million dollar payment due at October 30, 2003. The $6 million dollar term loan has a six-month period of interest only and principal payments to be paid on a quarterly basis until October 30, 2003. The acquisition facility also has a six-month interest only period and quarterly principal payments due five years from the funding of the loan. Both the $6 million term loan and the acquisition facility bear interest at a rate of prime, as announced by THE WALL STREET JOURNAL, plus .5%. As part of the credit facility provided by GECC and other lenders, the Company issued warrants to the lenders to purchase an aggregate of 1,476,259 shares of the Company's Common Stock.

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

During the three months ended March 31, 1999, net cash used by operating activities was $1,525,350, compared to net cash provided in operating activities of $10,073 during the three months ended March 31, 1998. Accounts receivable increased by $1,771,146 as a result of increased sales by Wilkinson, Hesco and Bes-Pac during the first quarter. In addition, inventory increased by $838,523 primarily as a result of purchases of inventory for equipment and material to support the Company's $10 million backlog. Also net investment in sales type leaves increased by $761,754 as a result of 15 other leases added to the lease portfolio.

Net cash used by investing activities was $706,918 during the three months ended March 31, 1999. This is primarily the result of cash used for expenses as part of the DeVivo acquistion. Net cash provided by financing activities was $2,250,000 during 1998. This increase was primarily the result of proceeds on draws from the lines of credit from the GECC credit facility.

The Company currently has no outstanding material commitments for capital expenditures. The Company's primary requirements for capital will be the cost of equipment sold, leased and rented, strategic acquisitions, marketing and sales costs associated with the Company's national and international expansion into new target markets, efforts to establish a nationwide distribution network and general and administrative expenses associated with the Company's business plan. The Company anticipates, based on currently proposed plans and assumptions relating to operations (including the anticipated costs associated with, and timetable for, its proposed expansion), that cash flow from operations and funds available under the Company's existing credit facilities will be sufficient to satisfy the Company's contemplated cash requirements for at least 12 months. In the event that the Company's plans change, its assumptions to change or prove to be inaccurate or if its existing capital and cash flow otherwise prove to be insufficient (due to unanticipated expenses, delays, problems, difficulties or otherwise), the Company could be required to seek additional financing or may be required to curtail its expansion or other activities. In the event that the Company requires additional financing, the Company may seek to raise capital through the sale of its equity securities, including at prices, which may represent significant discounts from the market price of the Common Stock.

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

YEAR 2000

The Company has evaluated its computer software and databases to determine whether or not modifications will be required to prevent problems related to the Year 2000. At this time, the Company has determined the cost of evaluating its computer software or databases or of making any modifications required correcting any Year 2000 problems is immaterial. The Company has determined that its current operating and accounting systems are Year 2000 compliant and has received letter supporting this issue from it's software vendor. The Year 2000 issue may also effect the systems and applications of the Company's customers or suppliers. The Company has initiated formal communications with a number of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company will continue similar communication with major customers, and the balance of its major suppliers during 1999 to receive appropriate warranties and assurances that those parties are, or will be, Year 2000 compliant. Although the Company currently does not anticipate any material impact on its operations as a result of Year 2000 issues of its customers or suppliers, at this stage of its review, no assurance can be given that the failure by one or more of its major suppliers or customers to become Year 2000 compliant will not have a material adverse impact on its operations.

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

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

           (A) EXHIBITS:

               EXHIBITS          DESCRIPTION
               --------          -----------

                  11             Statement Re: Computation of Per Share Earnings

                  27             Financial Data Schedule

           (B) REPORT ON FORM 8-K:

                       During the quarter ended March 31, 1999, the Company filed a Current Report on Form 8-K dated March 6, 1999 with respect to item 5 reporting the acquisition (the "Devivo Acquisition") by the Company of Devivo Industries, Inc. and Ecological Technologies, Inc.. Filed with or incorporated by reference in the Current Report on Form 8-K, as amended, were (i) the audited financial statements of Devivo Industries, Inc. as of and for the year ended December 31, 1997 and 1998 and (ii) the unaudited pro forma condensed consolidated balance sheet of the Company as of December 31, 1998 reflecting the consolidated financial position of the Company after giving effect to the Devivo Acquisition as if it had been consummated as of December 31, 1998 and the unaudited pro forma condensed consolidated statement of operations of the Company reflecting the Devivo Acquisition as if it had been consummated at January 1, 1998.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               HI-RISE RECYCLING SYSTEMS, INC.

Date: May 12, 1999             BY: /s/ DONALD ENGEL
                               ----------------------------------------
                                    Donald Engel, Chairman of the Board and
                                    Chief Executive Officer
                                    (principal executive officer)

Date: May 12, 1999                 /s/ BRADLEY HACKER
                                   ------------------------------------
                                    Bradley Hacker, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT                        DESCRIPTION
-------                        -----------

  11              Statement Re: Computation of Per Share Earnings

  27              Financial Data Schedule