Form 10QSB
period 1999-06-30
HI RISE RECYCLING SYSTEMS INC
filed 1999-08-16
CIK 906605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

       [ ] Transition Report under Section 13 or 15(d) of the Exchange Act

          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                         COMMISSION FILE NUMBER 0-21946

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

YES [X] NO [ ]

The number of shares outstanding of the Issuer's Common Stock, $.01 Par Value, as of August 13, 1999 was 12,876,752.

Transitional small business disclosure format:

YES [X] NO [ ]

                                      INDEX

PART I             FINANCIAL INFORMATION                                    PAGE

Item 1.            Consolidated Financial Statements                          3

                   Consolidated Balance Sheets as of December 31, 1998 and
                       June 30, 1999                                          3

                   Consolidated Statements of Operations
                       for the three and six months ended
                       June 30, 1998 and 1999                                 4

                   Consolidated Statement of Changes in
                       Shareholders' Equity for the six months ended
                       June 30, 1999                                          5

                   Consolidated Statements of Cash Flows
                       for the six months ended
                       June 30, 1998 and 1999                                 6

                   Notes to Consolidated Financial Statements                 7

Item 2.            Management's Discussion and Analysis of
                       Financial Condition and Results of Operations          9

PART II.         OTHER INFORMATION

Item 1.            Legal Proceedings                                         11

Item 2.            Changes in Securities                                     11

Item 3.            Defaults Upon Senior Securities                           11

Item 4.            Submission of Matters to a Vote of Security Holders       11

Item 5.            Other Information                                         12

Item 6.            Exhibits and Reports on Form 8-K                          12

                   SIGNATURES                                                13

                         HI-RISE RECYCLING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 1998 AND JUNE 30, 1999
                                   (UNAUDITED)

                                                        DECEMBER 31, 1998       JUNE 30, 1999
                                                        -----------------       -------------
                      ASSETS
Current assets:
Cash and cash equivalents                                  $    324,422         $    674,938
Investments                                                     170,191              171,393
Accounts receivable, net of allowance
   for doubtful accounts of $212,418 and
   $275,191 in 1998 and 1999, respectively                   10,191,195           16,454,343
Inventory                                                     6,344,722            8,581,464
Other assets                                                    836,632              436,658
                                                           ------------         ------------
         Total current assets                                17,867,162           26,318,796

Property and equipment, net                                   3,430,230            5,333,856
Net investment in sales type leases                           8,068,283            9,471,963
Prepaid Financing Costs                                       2,152,484            2,444,676
Deferred acquisition costs                                      150,454                  -0-
Goodwill                                                     22,145,585           32,645,649
                                                           ------------         ------------
         Total assets                                      $ 53,814,198         $ 76,214,940
                                                           ============         ============

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                      3,865,473            4,830,605
Cash overdraft                                                  743,146            1,631,463
Current portion of long-term debt                             7,889,634            9,583,742
                                                           ------------         ------------
         Total current liabilities                           12,498,253           16,045,810
Long-term debt                                               15,776,508           29,639,090
                                                           ------------         ------------
         Total liabilities                                   28,274,761           45,684,900
                                                           ------------         ------------
Shareholders' equity:
Preferred stock, $.01 par value per share;
1,000,000 shares authorized; 200 shares issued and
outstanding at December 31, 1998 and June 30, 1999,                   2                    2
liquidation preference of $2,000,000
Common stock, $.01 par value;
20,000,000 shares authorized,
11,413,352 and 12,876,752 shares issued and
outstanding at December 31, 1998
and June 30, 1999, respectively                                 114,133              128,768
Additional paid-in capital                                   28,870,295           31,946,807
Accumulated deficit                                          (3,444,993)          (1,545,537)
                                                           ------------         ------------
Total shareholders' equity                                   25,539,437           30,530,040
                                                           ------------         ------------
Total liabilities and shareholders' equity                 $ 53,814,198         $ 76,214,940
                                                           ============         ============

The accompanying notes are an integral part of these financial statements

                                                               HI-RISE RECYCLING SYSTEMS, INC.
                                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                                                         (UNAUDITED)

                                           THREE MONTHS         THREE MONTHS         SIX MONTHS           SIX MONTHS
                                              ENDED                ENDED                ENDED                ENDED
                                          JUNE 30, 1999        JUNE 30, 1998        JUNE 30, 1999        JUNE 30, 1998
                                          -------------        -------------        -------------        -------------
Revenues:                                 $ 16,850,062         $  7,312,856         $ 29,116,722         $ 10,888,128
                                          ------------         ------------         ------------         ------------
Cost and Expenses:
Cost of goods sold                          11,762,075            4,917,009           20,119,422            7,015,698
Selling and marketing                          600,804              493,745            1,195,808              892,408
General and administrative                   2,212,193              906,396            4,156,582            1,566,980
Product development                             12,786               25,807               65,489               52,984
                                          ------------         ------------         ------------         ------------
Total operating costs and expenses          14,587,858            6,342,957           25,537,301            9,528,070
                                          ============         ============         ============         ============
Operating Income                               969,899            2,262,204            3,579,421            1,360,058
Other income (expense):
    Interest income                            398,398              145,224              763,492              281,256
    Interest expense                        (1,128,522)            (287,379)          (1,819,766)            (396,018)
                                          ============         ============         ============         ============
Income before income taxes                   1,532,080              827,744            2,523,147            1,245,296
Provision for income taxes                    (399,703)                  --             (414,703)                  --
                                          ------------         ------------         ------------         ------------
Net income                                   1,132,377              827,744            2,108,444            1,245,296
                                          ============         ============         ============         ============
Net income per
common share
      Basic                                        .09                  .08                  .17                  .15
      Diluted                                      .08                  .07                  .15                  .10
Weighted average common share
Outstanding
     Basic                                  13,016,752            9,054,879           12,528,952            8,190,908
     Diluted                                14,918,217           13,002,444           14,676,649           12,367,433

The accompanying notes are an integral part of these financial statements

                         HI-RISE RECYCLING SYSTEMS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                             SHARES OF                             ADDITIONAL                          TOTAL
                                              COMMON      PREFERRED   COMMON        PAID-IN        ACCUMULATED      SHAREHOLDERS
                                               STOCK        STOCK      STOCK         CAPITAL         DEFICIT           EQUITY
                                             ---------    ---------   ------       ----------      -----------      ------------
Balance of December 31, 1998                 11,413,352      $2       $114,133     $28,870,295     $(3,444,993)     $25,539,437

Issuance of common stock (unaudited)          1,463,400               $ 14,635     $ 2,867,424                      $ 2,882,059

Dividend requirement on preferred
 stock (unaudited)                                                                 $   209,088     $  (209,088)

Net income (unaudited)                                                                             $ 2,108,544      $ 2,108,544
                                             ----------      --       --------     -----------     -----------      -----------
Balance at June 30, 1999                     12,876,752      $2       $128,768     $31,946,807     $(1,545,537)     $30,530,040
                                             ==========      ==       ========     ===========     ===========      ===========

The accompanying notes are an integral part of these financial statements

                         HI-RISE RECYCLING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                   (UNAUDITED)

                                                                    SIX MONTHS           SIX MONTHS
                                                                       ENDED                ENDED
                                                                   JUNE 30, 1998        JUNE 30, 1999
                                                                   -------------        -------------
Operating Activities:
    Net income                                                     $  1,209,296         $  2,108,444
    Adjustments to reconcile net income
      to net cash (used in)
      operating activities:
    Depreciation and amortization                                       225,200            1,078,418
    Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                              (1,727,329)          (4,508,275)
    Inventory                                                           (80,627)            (904,086)
    Other assets                                                        133,544              626,421
    Net investment in sales type leases                                (488,019)          (1,403,680)
    Accounts payable and accrued liabilities                            150,808               94,159
    Unearned service agreement revenue                                    6,424                   --
                                                                   ------------         ------------
     Net cash (used in) provided by operating activities               (570,703)          (2,908,599)
                                                                   ------------         ------------
Investing Activities:
    Purchase of business net of cash acquired                        (4,057,400)            (468,492)
    Purchase of property and equipment                                 (114,941)            (247,393)
                                                                   ------------         ------------
    Net cash used in investing activities                            (4,172,341)            (715,885)
                                                                   ------------         ------------
Financing Activities:
    Restricted cash                                                   3,022,035                   --
    Loan from Officer                                                   500,000                   --
    Payments under credit line                                       (5,457,740)                  --
    Draws from line of credit                                         6,815,070            3,975,000
    Issuance of preferred stock                                              --                   --
    Payment of long-term debt                                          (270,000)                  --
                                                                   ------------         ------------
  Net cash provided by financing activities                           4,609,365            3,975,000
                                                                   ------------         ------------
  Net (decrease) increase in cash and cash equivalents                 (133,679)             350,516
  Cash and cash equivalents, beginning of period                      1,134,131              324,422
                                                                   ------------         ------------
  Cash and cash equivalents, end of period                         $  1,000,452         $    674,938
                                                                   ------------         ------------
Purchase of business, net of cash acquired
    Working capital, other than cash                               $ (4,097,621)        $ (1,730,641)
    Property, plant and equipment                                       (73,442)          (1,634,681)
    Cost in excess of net assets acquired, net                       (9,457,332)         (11,636,370)
    Revolving line of credit                                          3,000,000                   --
    Current portion of long-term debt                                        --                   --
    Long-term debt                                                           --           11,583,200
    Common stock issued                                               6,570,995            2,950,000
                                                                   ------------         ------------
Net cash used to acquire business                                  $ (4,057,400)        $   (468,492)
                                                                   ============         ============

The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999

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

2. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

3. For financial reporting purposes, the Company reports revenues from sales type leases as equipment sales. Revenue from sales and sales type equipment leases is generally recognized when equipment is installed.

4. Net investment in sales type leases consists of the following at June 30, 1999:

           Minimum Lease Payments                              $10,274,083
           Unearned Income                                      (1,301,922)
           Estimated Residual Value on Leased Equipment            499,802
                                                               -----------
           Total                                               $ 9,471,963
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

The following information presents the unaudited pro forma condensed results of operations for the periods January 1, 1998 through June 30, 1998 and January 1, 1999 through June 30, 1999, as if the Company's acquisition of De-Vivo and Ecological Technologies, described above and Bes-Pac and Hesco wich incurred in 1998, had occurred on January 1, 1998. The pro forma results are presented for informational purposes only and are not necessarily indicative of the future results of operation of the Company or the results of operation of the Company had the acquisitions occurred on January 1, 1998.

                                                     SIX MONTHS ENDED JUNE 30,
                                                       1999              1998
                                                    -----------      -----------
           Revenues                                 $30,616,922      $26,316,424
           Income from operations                     3,759,124        3,406,402
           Net income                                 2,248,829        2,048,196
           Earnings per share of common stock
             Basic                                         0.17             0.15
             Diluted                                       0.15             0.14

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

                                    ARCHITECTURAL        PARTS AND EQUIPMENT      CONSOLIDATED
                                  SPECIFIED SERVICES         SERVICES                 TOTAL
                                  ------------------     -------------------     ---------------

           SIX MONTHS ENDED
           JUNE 30, 1999

           Revenues                $     5,303,605        $    23,813,117            $29,116,722
           Operating Income                255,423              3,323,998              3,579,421

           Total assets                 53,997,397             22,217,543             76,214,940

           SIX MONTHS ENDED
           JUNE 30, 1998

           Revenues                $     3,182,066        $     7,706,062        $    10,888,128
           Operating Income                215,998              1,108,060              1,360,058
           Total assets                 10,712,844              8,472,006             19,184,850

8. PER SHARE DATA

         Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average common shares outstanding during the years presented. Diluted earnings per share is calculated by dividing net income available to common shareholders by weighted average common shares and assumed dilutive shares outstanding.

       Shares used in the dilutive calculation include the weighted average effect of shares assumed to be issued under optionis and warrants under the treasury stock method. In addition, the calculation includes the dilutive effect of the assumed conversion into common shares of the Company's preferred stock and the resulting elimination of the stated dividend requirements, which are payable in common stock upon conversion of the preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Hi-Rise Recycling Systems, Inc., a Florida corporation (the "Company"), is primarily engaged in manufacturing, distributing, marketing and selling recycling and solid waste handling equipment. Until February 1997, the Company was primarily engaged in distributing, marketing and selling the Hi-Rise System, a proprietary automated system designed to collect source-separated recyclables and other solid waste in multi-story residential buildings. In February 1997, the Company expanded its product lines to include sheet metal fabrication products, consisting primarily of rubbish and laundry chutes. During the three months ended June 30, 1999 and 1998 sales of sheet metal fabrication products accounted for approximately 15% and 21%, respectively, of the Company's revenues. In February 1998, the Company acquired Hesco Sales Inc., a Florida corporation ("Hesco"), a company engaged in the business of manufacturing, marketing and selling solid waste handling equipment products. Hesco's product lines include waste containers and trash compaction systems. In October 1998 the Company acquired BesPac, Inc., a South Carolina corporation engaged, the business of manufacturing, marketing and selling solid waste equipment products. In February 1999 the Company acquired Devivo Industries, Inc. a Connecticut corporation engaged in the business of manufacturing, marketing and selling solid waste equipment products. During the six months ended June 30, 1999, Hesco's BesPac's and DeVivos product lines accounted for approximately 84% of the Company's revenues. The Company anticipates that in the future non-mobile waste equipment will continue to be the Company's single largest source of revenue. In addition, the Company expects that its other principal sources of revenue will be sales of rubbish and linen chutes, trash compaction systems and the Hi-Rise System and sales-types leases of the Hi-Rise System.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998.

Total revenue during the three months ended June 30, 1999 was $16,850,062, an increase of $9,537,206 compared to total revenue of $7,312,856 during the prior comparable three-month period of 1998. One of the primary sources of the increase is the inclusion of BesPac and Devivo sales in this quarter in the aggregate amount of $9,414,222. In addition, revenue from equipment sales, consisting of sales of Hi-Rise Systems and trash compaction systems, increased by $105,221 to $1,261,333 during the three months ended June 30, 1999, from $1,156,112 during the prior comparable three-month period of 1998.

During the three months ended June 30, 1999, the Company had interest income of $398,398 an increase of $253,174 compared to $145,224, during the prior comparable three-month period of 1998. The increase in interest income is primarily attributable to increased interest realized from additional leases in 1999 as compared to 1998.

Total operating expenses during the three months ended June 30, 1999 were $14,587,858 an increase of $8,244,901 compared to total operating expenses of $6,342,957, during the prior comparable three-month period. A primary reason for the increase was the inclusion in the three months ended June 30, 1999 of additional cost of sales for BesPac and DeVivo of $8,186,450. Cost of equipment sold increased by $6,845,066 from $4,917,009 during the three months ended June 30, 1998 to $11,762,075 during the three months ended June 30, 1999. As a percentage of revenue cost of equipment sold increased to 69% during the three months ended June 30, 1999 from 67% during the prior comparable three-month period. The primary reason for the increase the inclusion of the waste equipment cost of sales which approximate 84% of revenue. Waste equipment products cost of sales is approximately 70%. Selling and marketing expenses during the three months ended June 30, 1999 were $600,804, an increase of $107,059 compared to selling and marketing expenses of $493,745 during the prior comparable three-month period. Selling and marketing expenses for the three months ended June 30, 1999 include approximately $100,422 of additional expenses for Bes Pac and DeVivo for the three month period. General and administrative expenses during the three months ended June 30, 1999 were $2,212,193 an increase of $1,305,797 compared to general and administrative expenses of $906,396 during the prior comparable three-month period. General and administrative expenses for the three months ended June 30, 1999 include approximately $1,286,277 of such expenses for Bes Pac and DeVivo. Interest expense increased by $841,143 to $1,128,522 as compared to the prior comparable three-month period, as a result of increased borrowings under the Company's lines of credit to finance the Bes Pac and Devivo Acquisitions.

As a result, the Company realized net income of $1,132,377 during the three months ended June 30, 1999, compared to net income of $827,744 during the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998.

Total revenue during the six months ended June 30, 1999 was $29,116,722, an increase of $18,228,594 compared to total revenue of $10,888,128 during the prior comparable six-month period. One of the primary sources of the increase is the inclusion of four months of sales of DeVivo and six months of BesPac in this quarter in the amount of $14,357,123. The remaining increase is a result of two months of revenue from Hesco of $1,958,258 and $1,010,258 of revenues from Acme for the six months. Revenue from equipment sales, consisting of sales of Hi-Rise Systems and trash compaction systems, increased by $296,015 to $1,619,854 during the six months ended June 30, 1999, from $1,323,839 during the prior comparable six-month period. Revenues from trash chute sales increased by $322,865 to $2,829,100 during the six months ended June 30, 1999, from $2,506,235 during the prior comparable six-month period. This is primarily a result of increased Wilkinson sales from the dealer network during the six months ended June 30, 1999.

During the six months ended June 30, 1999, the Company had interest income of $763,492, an increase of $482.236 compared to $281,256 during the prior comparable six-month period. The increase in interest income is primarily attributable to increased interest realized from investments and additional leases in 1999 as compared to 1998.

Total operating expenses during the six months ended June 30, 1999 were $25,537,301, an increase of $16,009,231 compared to total operating expenses of $9,528,070 during the prior comparable six-month period. A primary reason for the increase was the inclusion in the six months ended June 30, 1999 of additional cost of sales for Wilkinson of $254,613 and for Hesco of $4,109,511. Cost of equipment sold increased to $20,119,422 during the six months ended June 30, 1998 from $7,015,698 during the six months ended June 30, 1999. As a percentage of revenue, cost of equipment sold increased to 69% during the six months ended June 30, 1999 from 65% during the prior comparable six-month period. The primary reason for the increase the inclusion of the waste equipment cost of sales which approximate 84% of revenue. Waste equipment products cost of sales is approximately 70%. Selling and marketing expenses during the six months ended June 30, 1999 were $1,195,808, an increase of $303,400 compared to selling and marketing expenses of $892,408 during the prior comparable six-month period. Selling and marketing expenses for the six months ended June 30, 1999 include approximately $221,422 of additional expenses for Hesco for four months of 1999. General and administrative expenses during the six months ended June 30, 1999 were $4,156,582 an increase of $2,589,602 compared to general and administrative expenses of $1,566,980 during the prior comparable six-month period. General and administrative expenses for the six months ended June 30, 1999 include approximately $550,000 of such expenses for Hesco. Interest expense increased to $1,819,766 from $396,018 as compared to the prior comparable six-month period, as a result of increased borrowings under the Company's lines of credit to finance the Hesco, BesPac and Devivo Mergers.

As a result, the Company realized net income of $2,108,444 during the six months ended June 30, 1999, compared to a net income of $1,245,296 during the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had working capital of $10,272,986 and cash and cash equivalents aggregating $674,938, compared to working capital of $5,368,909 and cash and cash equivalents of $624,422 at December 31, 1998.

During 1998, the Company obtained a $40 million credit facility from GECC and other participating lenders. This facility consists of two revolving lines of credit totaling $17 million, a $9 million term loan funded at closing, a $6 million term loan which was funded in connection with the Company's acquisition of the DeVivo Companies and an $8 million acquisition line. Accounts receivable and inventory of the Company and its subsidiaries collateralize one revolving line of credit in the amount of up to $8 million. The borrowing base is calculated by taking 80% of the value of eligible receivables and 50% of the value of eligible inventory. Approximately $8,983,000 was outstanding under this line of credit as of June 30, 1999. The other revolving line of credit in the amount of up to $9 million is collateralized by leases entered into by the Company for Hi-Rise systems and other products manufactured by the Company and its subsidiaries. The borrowing base is calculated by taking 90% of the value of eligible leases issued by the Company for its equipment. Approximately $8,150,000 was outstanding under this line of credit as of June 30, 1999. Both lines of credit bear interest at a rate per annum equal to the prime rate as announced by THE WALL STREET JOURNAL plus .5% and are due in October 2003. The term loan funded at closing is for $9 million and bears interest at a fixed rate of 11% for five years. Interest only on the term loan is payable quarterly for four and one half years with principal payable for two quarters in the amount of $1.5 million and a $6 million dollar payment due at October 30, 2003. The $6 million dollar term loan has a six-month period of interest only and principal payments to be paid on a quarterly basis until October 30, 2003. The acquisition facility also has a six-month interest only period and quarterly principal payments due five years from the funding of the loan. Both the $6 million term loan and the acquisition facility bear interest at a rate of prime, as announced by THE WALL STREET JOURNAL, plus .5%. As part of the credit facility provided by GECC and other lenders, the Company issued warrants to the lenders to purchase an aggregate of 1,476,259 shares of the Company's Common Stock.

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

During the six months ended June 30, 1999, net cash used by operating activities was $2,908,599, compared to net cash used in operating activities of $570,703 during the six months ended June 30, 1998. Accounts receivable increased by $4,508,275 as a result of increased sales by Wilkinson, Devivo and Bes-Pac during the six months ended June 30, 1999. The month of June was the highest revenue month of the year to date and resulted in a large increase at the end of the quarter. In addition, inventory increased by $904,086 primarily as a result of purchases of inventory for equipment and material to support the Company's $9 million backlog. Also net investment in sales type leases increased by $1,403,680 as a result of 25 leases added to the lease portfolio.

Net cash used by investing activities was $715,885 during the six months ended June 30, 1999. This is primarily the result of cash used for payment of expenses as part of the DeVivo acquistion. Net cash provided by financing activities was $3,975,000 during 1999. This increase was primarily the result of proceeds on draws from the lines of credit from the GECC credit facility.

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

YEAR 2000

The Company has evaluated its computer software and databases to determine whether or not modifications will be required to prevent problems related to Year 2000. At this time, the Company has determined the cost of evaluating its computer software or databases or of making any modifications required correcting any Year 2000 problems is immaterial. The Company has determined that its current operating and accounting systems are Year 2000 compliant and has received letter supporting this issue from it's software vendor. The Year 2000 issue may also effect the systems and applications of the Company's customers or suppliers. The Company has initiated formal communications with a number of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company will continue similar communication with major customers, and the balance of its major suppliers during 1999 to receive appropriate warranties and assurances that those parties are, or will be, Year 2000 compliant. Although the Company currently does not anticipate any material impact on its operations as a result of Year 2000 issues of its customers or suppliers, at this stage of its review, no assurance can be given that the failure by one or more of its major suppliers or customer to become Year 2000 compliant will not have a material adverse impact on its operations.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           A. The Annual Meeting of Shareholders (the "Meeting") of the Company was held on July 7, 1999.

           B. The matters voted on at the meeting consisted of the following:

              (i) The election of five members to the Company's Board of Directors. The name of each nominee for election and the number of shares voted for and against such nominee, as well as the number of abstentions and broker non-votes with respect to such nominee, are set forth below:

NAME                  FOR          AGAINST      ABSTAIN      NON-VOTES
----               ----------      -------      -------      ---------
Don Engel          11,604,397      161,612       -0-            -0-
Warren Adelson     11,603,897      162,112       -0-            -0-
Ira Merritt        11,604,397      161,612       -0-            -0-
Joel Pashcow       11,604,397      161,612       -0-            -0-
Leonard Toberoff   11,604,397      161,612       -0-            -0-

              (ii) A proposal to approve the amendment of the Company's 1998 Executive Incentive Compensation Plan and the increase by 1,000,000 shares to 2,000,000 shares of common stock for issuance pursuant to the 1999 Executive Incentive Compensation Plan. 6,669,419 shares were voted in favor of such proposal, 331,264 shares against and 179,500 abstained. In addition, there were 4,585,854 broker non-votes with respect to such proposal.
              (iii) A proposal to approve the amendment of the Articles of
                    Incorporation and the increase to authorize 50,000,000 shares of common stock for issuance. 11,538,351 shares were voted in favor of such proposal, 189,258 shares against and 177,800 abstained.
              (iv) A proposal to approve the acquisition of all of the issued and outstanding common stock of Bes Pac, Inc pursuant to the terms of and Agreement and plan of merger dated October 9, 1999. 7,014,197 shares were voted in favor of such proposal, 26,158 shares against and 139,800 abstained.


ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

           (A)      EXHIBITS:

             EXHIBITS         DESCRIPTION
             --------         ----------

               27       Financial Data Schedule

           (B)      REPORT ON FORM 8-K:

                    None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            HI-RISE RECYCLING SYSTEMS, INC.

Date: August 12, 1999       BY: /S/ DONALD ENGEL
                                -------------------------------------------
                                    Donald Engel, Chairman of the Board
                                    and Chief Executive Officer
                                    (principal executive officer)


Date: August 12, 1999           /S/ BRADLEY HACKER
                                -------------------------------------------
                                    Bradley Hacker, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT         DESCRIPTION
-------         ----------

  27      Financial Data Schedule