Form 10QSB
period 1999-09-30
HI RISE RECYCLING SYSTEMS INC
filed 1999-11-15
CIK 906605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 1999

       [ ] Transition Report under Section 13 or 15(d) of the Exchange Act

          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                         COMMISSION FILE NUMBER 0-21946

                         HI-RISE RECYCLING SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                   FLORIDA                                65-0222933
        ------------------------------                ------------------
        State or Other Jurisdiction of                 (I.R.S. Employer
        Incorporation or Organization)                Identification No.)

                    8505 NW 74TH STREET, MIAMI, FLORIDA 33166
                    -----------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 597-0243
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

As of November 12, 1999, the Issuer had an aggregate of 13,876,752 shares of its common stock, par value $.01 per share, issued and outstanding.

Transitional small business disclosure format:

YES [X] NO [ ]

                                      INDEX

PART I                     FINANCIAL INFORMATION
                                                                                        PAGE
Item 1.      Consolidated Condensed Financial Statements                                 3

             Consolidated Condensed Balance Sheets as of December 31, 1998 and
                  September 30, 1999                                                     3

             Consolidated Condensed Statements of Operations
                  for the three and nine months ended
                  September 30, 1999 and 1998                                            4

             Consolidated Condensed Statement of Changes in
                  Shareholders' Equity for the nine months ended
                  September 30, 1999                                                     5

             Consolidated Condensed Statements of Cash Flows
                  for the nine months ended
                  September 30, 1999 and 1998                                            6

             Notes to Consolidated Condensed Financial Statements                        7

Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                          9

PART II.                   OTHER INFORMATION

Item 1.      Legal Proceedings                                                          11

Item 2.      Changes in Securities                                                      11

Item 3.      Defaults Upon Senior Securities                                            11

Item 4.      Submission of Matters to a Vote of Security Holders                        11

Item 5.      Other Information                                                          12

Item 6.      Exhibits and Reports on Form 8-K                                           12


                         HI-RISE RECYCLING SYSTEMS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                                 SEPTEMBER 30, 1999      DECEMBER 31, 1998
                                                                                 ------------------      -----------------
                              ASSETS
Current assets:
Cash and cash equivalents                                                          $    489,091            $    324,422
Investments                                                                             171,393                 170,191
Accounts receivable, net of allowance
    for doubtful accounts of $212,418 and
    $275,191 at December  31, 1998 and
    September 30, 1999, respectively                                                 15,137,010              10,191,195
Inventory                                                                             8,754,172               6,344,722
Other assets                                                                          1,246,885                 836,632
                                                                                   ------------            ------------
            Total current assets                                                     25,798,551              17,867,162

Property and equipment, net                                                           5,328,448               3,430,230
Net investment in sales type leases                                                  10,900,362               8,068,283
Prepaid Financing Costs                                                               3,049,319               2,152,484
Deferred acquisition costs                                                              238,001                 150,454
Goodwill                                                                             33,712,374              22,145,585
                                                                                   ------------            ------------
            Total assets                                                           $ 79,027,555            $ 53,814,198
                                                                                   ============            ============
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                                              5,471,649               3,865,473
Cash overdraft                                                                          961,069                 743,146
Current portion of long-term debt                                                     9,183,742               7,889,634
                                                                                   ------------            ------------
            Total current liabilities                                                15,616,460              12,498,253
Long-term debt                                                                       30,681,375              15,776,508
                                                                                   ------------            ------------
            Total liabilities                                                        46,297,835              28,274,761
                                                                                   ------------            ------------
Shareholders' equity:
Preferred stock, $.01 par value per share;
1,000,000 shares authorized; 200 shares issued and
outstanding;                                                                                  2                       2
liquidation preference of $2,000,000
Common stock, $.01 par value;
20,000,000 shares authorized,
11,413,352 and 13,641,998 shares issued and
outstanding                                                                             136,419                 114,133
Additional paid-in capital                                                           33,231,001              28,870,295
Accumulated deficit                                                                    (638,202)             (3,444,993)
                                                                                   ------------            ------------
Total shareholders' equity                                                           32,729,220              25,539,437
                                                                                   ------------            ------------
Total liabilities and shareholders' equity                                         $ 79,027,555            $ 53,814,198
                                                                                   ============            ============

The accompanying notes are an integral part of these financial statements

                         HI-RISE RECYCLING SYSTEMS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                             THREE MONTHS      THREE MONTHS    NINE MONTHS      NINE MONTHS
                                                ENDED              ENDED          ENDED            ENDED
                                             SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                 1999              1998             1999           1998
                                             ------------      ------------    ------------     ------------
Revenues:                                    $ 15,471,101      $  7,679,039    $ 44,586,254     $ 18,567,167
                                             ------------      ------------    ------------     ------------
Cost and Expenses:

Cost of goods sold                             11,000,922         4,996,074      31,120,344       12,427,952

Selling and marketing                           1,048,251           563,427       2,244,059        1,489,993

General and administrative                      1,350,618         1,090,050       5,507,200        2,141,006

Product development                                40,131            51,110          83,620           72,001
                                             ------------      ------------    ------------     ------------
Total operating costs and expenses             13,439,922         6,700,661      38,955,223       16,130,952
                                             ------------      ------------    ------------     ------------
Operating Income (loss)                         2,031,179           978,378       5,631,031        2,436,215

Other income (expense):
     Interest income                              430,755           145,224       1,193,747          336,738
     Interest expense                            (919,221)         (255,973)     (2,738,987)        (696,028)
                                             ------------      ------------    ------------     ------------
Income before income taxes                      1,542,713           867,629       4,085,791        2,076,925
Provision for income taxes                       (543,000)               --      (1,138,000)              --
                                             ------------      ------------    ------------     ------------
Net income                                        999,713           867,629       2,947,791        2,076,925
                                             ------------      ------------    ------------     ------------
Net income per
common share
       Basic                                          .07               .09             .22              .23
       Diluted                                        .07               .07             .21              .16
Weighted average common share
Outstanding
      Basic                                    13,485,252         9,201,870      12,754,385        9,097,708
      Diluted                                  14,446,864        13,115,955      14,600,054       12,923,933


The accompanying notes are an integral part of these financial statements

                         HI-RISE RECYCLING SYSTEMS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                          SHARES OF                                    ADDITIONAL                       TOTAL
                                           COMMON        PREFERRED        COMMON        PAID-IN      ACCUMULATED     SHAREHOLDERS
                                           STOCK           STOCK          STOCK         CAPITAL        DEFICIT          EQUITY
                                         ----------     -----------    -----------    -----------    -----------     -----------
Balance of December 31, 1998             11,413,352     $         2    $   114,133    $28,870,295    $(3,444,993)    $25,539,437

Issuance of common stock (unaudited)      2,228,646                         22,286      4,219,706                      4,241,992

Dividend requirement on preferred
 stock (unaudited)                                                                        141,000       (141,000)

Net income (unaudited)                                                                               $ 2,947,791       2,947,791
                                         ----------     -----------    -----------    -----------    -----------     -----------
Balance at September 30, 1999            13,641,998     $         2    $   136,419    $33,231,001    $  (638,202)    $32,729,220
                                         ==========     ===========    ===========    ===========    ===========     ===========

The accompanying notes are an integral part of these financial statements

                         HI-RISE RECYCLING SYSTEMS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                   (UNAUDITED)

                                                                  NINE MONTHS         NINE MONTHS
                                                                     ENDED              ENDED
                                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                                                      1998               1999
                                                                 ------------        ------------
OPERATING ACTIVITIES
  Net loss                                                       $  2,076,925        $  2,947,791
  Adjustments to reconcile net income
   to net cash (used in) provided by operating activities:
   Depreciation and amortization                                      579,833           1,584,000
   Changes in assets and liabilities,
    net of acquisitions:
    Accounts receivable                                              (363,754)         (3,962,517)
    Inventory                                                        (715,690)         (1,076,785)
    Deferred acquisition costs                                        (55,125)            (87,547)
    Other assets                                                       49,893             (83,806)
    Net investments in sales type leases                           (1,500,743)         (2,832,079)
    Accounts payable and accrued liabilities                          885,291             794,193
                                                                 ------------        ------------
      Net cash (used in) provided by operating activities             956,630          (2,716,750)
                                                                 ------------        ------------
INVESTING ACTIVITIES:
  Purchase of business net of cash acquired                        (4,057,400)           (776,045)
  Maturity of investments                                                  --
Purchase of property and equipment                                   (152,713)           (942,536)
                                                                 ------------        ------------
Net cash (used) in investing activities                            (4,210,113)         (1,718,581)
                                                                 ------------        ------------
FINANCING ACTIVITIES:
  Payments under lines of credit                                   (9,214,578)                 --
  Draws from line of credit                                         9,706,770           4,600,000
  Payment of long-term debt                                          (270,000)                 --
Restricted Cash                                                     3,022,035                  --
Loan from Officer                                                     500,000                  --
                                                                 ------------        ------------
      Net cash (used) provided by financing activities              3,744,227           4,600,000
                                                                 ------------        ------------
      Net increase in cash and cash equivalents                       490,744             164,669
      Cash and cash equivalents, beginning of period                1,134,131             324,422
                                                                 ------------        ------------
      Cash and cash equivalents, end of period                      1,624,875             489,091
                                                                 ------------        ------------
Purchase of business, net of cash acquired
      Working capital, other than cash                           $ (3,957,087)       $ (1,730,641)
      Property, plant and equipment                                  (213,976)         (1,634,681)
      Cost in excess of net assets acquired, net                   (9,357,212)        (11,943,923)
      Revolving line of credit                                      3,000,000
      Current portion of long term debt                                    --
      Long term debt                                                       --          11,583,200
Common stock issued                                                 6,470,875           2,950,000
                                                                 ------------        ------------
Net cash used to acquire business                                $ (4,057,400)       $   (776,045)
                                                                 ============        ============

The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB of Hi-Rise Recycling Systems, Inc. (the "Company"), for the year ended December 31, 1998 as filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

3. For financial reporting purposes, the Company reports revenues from sales type leases as equipment sales. Revenue from sales and sales type equipment leases is generally recognized when equipment is installed.

4. Net investment in sales type leases consists of the following at September 30, 1999:

                 Minimum Lease Payments                                                             $11,688,789
                 Unearned Income                                                                     (1,288,229)
                 Estimated Residual Value on Leased Equipment                                           499,802
                                                                                                    -----------
                 Total                                                                              $10,900,362
                                                                                                    ===========

5. In February 1999, the Company acquired all of the outstanding capital stock of DeVivo Industries, Inc. ("DeVivo") and Ecological Technologies, Inc. ("ETI"). Devivo is in the business of manufacturing and supplying waste handling and recycling equipment while ETI owns certain patent rights relating to DeVivo's business. The aggregate purchase price of approximately $14,600,000 consisted of approximately $11,700,000 in cash and 1,463,400 shares of the Company's common stock valued at approximately $2,900,000. The Company funded the cash portion of the purchase price through borrowings available under its revolving and term credit facilities with General Electric Capital Corporation.

The acquisitions consummated by the Company have been accounted for using the purchase method of accounting. Accordingly, the results of operations of an acquired company are included in the Company's consolidated results of operations from the respective dates of acquisition.

The following information presents the unaudited pro forma condensed results of operations for the periods January 1, 1998 through September 30, 1998 and January 1, 1999 through September 30, 1999, as if the Company's acquisition of De-Vivo and ETI, described above and the acquisitions of Bes-Pac, Inc. and Hesco Sales, Inc. which were consummated during 1998, had occurred on January 1, 1998. The pro forma results are presented for informational purposes only and are not necessarily indicative of the future results of operation of the Company or the results of operation of the Company had the acquisitions occurred on January 1, 1998.

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                            1999              1998
                                                                                  (UNAUDITED)
                                                                       -------------------------------
                 Revenues                                              $46,087,922         $40,316,424
                 Income from operations                                  5,790,124           4,406,402
                 Net income                                              3,248,829           3,048,196
                 Earnings per share of common stock
                    Basic                                                     0.22                0.24
                    Diluted                                                   0.21                0.20

6. SEGMENTS OF THE BUSINESS:

           The Company operates in the United States and Canada in two primary industry segments: (1) Architectural Specified Services which involves complete handling of waste stream in high-rise buildings and
           (2) Parts and Equipment Services which involves the construction, repair and maintenance of waste handling equipment, trucks and transfer stations. The following is a summary of selected data for these business segments:

                                                   ARCHITECTURAL             PARTS AND EQUIPMENT         CONSOLIDATED
                                                 SPECIFIED SERVICES                SERVICES                  TOTAL
                                                 ------------------          -------------------         ------------
               NINE MONTHS ENDED
               SEPTEMBER 30, 1999
               Revenues                               $8,775,605                  $35,810,649            $44,586,254
               Operating Income                          455,423                    5,131,608              5,587,031

               Total assets                           53,994,397                   25,033,158             79,027,555

               NINE MONTHS ENDED
               SEPTEMBER 30, 1998

               Revenues                               $6,896,132                   $11,671,035           $18,567,167
               Operating Income                           50,213                     1,921,002             2,436,215
               Total assets                           10,715,400                    22,965,374            33,680,774


8. PER SHARE DATA

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average common shares outstanding during the years presented. Diluted earnings per share is calculated by dividing net income available to common shareholders by weighted average common shares and assumed dilutive shares outstanding.

Shares used in the dilutive calculation include the weighted average effect of shares assumed to be issued under options and warrants under the treasury stock method. In addition, the calculation includes the dilutive effect of the assumed conversion of the Company's preferred stock into shares of its common stock and the resulting elimination of the stated dividend requirements, which are payable in common stock upon conversion of the preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The Company is primarily engaged in manufacturing, distributing, marketing and selling recycling and solid waste handling equipment. Until February 1997, the Company was primarily engaged in distributing, marketing and selling the Hi-Rise System, a proprietary automated system designed to collect source-separated recyclables and other solid waste in multi-story residential buildings. In February 1997, the Company expanded its product lines to include sheet metal fabrication products, consisting primarily of rubbish and laundry chutes. During the three months ended September 30, 1999 and 1998 sales of sheet metal fabrication products accounted for approximately 21% and 14%, respectively, of the Company's revenues. During 1998, the Company further expanded its product lines to include solid waste handling equipment products through its acquisitions of Hesco Sales, Inc., a Florida corporation, in February 1998 and Bes-Pac, Inc., a South Carolina corporation, in October 1998. In November 1998, the Company acquired Acme Chutes Co., Inc., a Florida corporation engaged in the sale and service of rubbish and linen chutes ("Acme"). Additionally, in February 1999, the Company acquired DeVivo Industries, Inc. a Connecticut corporation engaged in the business of manufacturing, marketing and selling solid waste equipment products. During the nine months ended September 30, 1999, Hesco's, BesPac's and DeVivos' product lines accounted for approximately 79% of the Company's total revenues. The Company anticipates that non-mobile waste equipment will continue to be the Company's single largest source of revenue. The Company expects that its other principal sources of revenue will be sales of rubbish and linen chutes, trash compaction systems and the Hi-Rise System and sales-types leases of the Hi-Rise System.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

Total revenue during the three months ended September 30, 1999 was $15,471,101, an increase of approximately $7,791,000 compared to total revenue of $7,679,039 during the comparable three-month period of 1998. One of the primary sources of the increase is the inclusion of an aggregate of $8,269,000 of revenues generated by BesPac and DeVivo during this quarter. In addition, revenue from chute sales increased by $469,000 during the three months ended September 30, 1999 primarily as a result of the inclusion of revenues generated by Acme. These increases were offset by a decrease in sales at Hesco of approximately $600,000 as a result of a decrease in sales to two of Hesco's largest customers.

During the three months ended September 30, 1999, the Company recognized interest income of $430,765, an increase of $286,000 compared to $145,224 during the comparable three-month period of 1998. The increase in interest income is primarily attributable to increased interest realized from additional leases of Hi-Rise Systems and waste equipment in 1999 as compared to 1998.

Total operating expenses during the three months ended September 30, 1999 were $13,439,922 an increase of $6,739,000 compared to total operating expenses of $6,700,661 during the comparable three-month period of 1998. A primary reason for the increase was the inclusion in the three months ended September 30, 1999 of additional cost of sales for BesPac and DeVivo of $5,979,000. Cost of equipment sold increased by approximately $6,005,000 from $4,996,000 during the three months ended September 30, 1998 to $11,001,000 during the three months ended September 30, 1999. As a percentage of revenue, cost of equipment sold increased to 71% during the three months ended September 30, 1999 from 65% during the comparable three-month period of 1998. The primary reason for this increase is a corresponding increase in sales of waste equipment having a higher cost of sales on a percentage basis. Waste equipment products cost of sale is approximately 75% of revenues. Selling and marketing expenses during the three months ended September 30, 1999 were $1,048,251, an increase of $485,000 compared to selling and marketing expenses of $563,427 during the comparable three-month period of 1998. Selling and marketing expenses for the three months ended September 30, 1999 include approximately $380,000 of additional expenses for BesPac and DeVivo and $100,000 for Acme. General and administrative expenses during the three months ended September 30, 1999 were $1,350,618, an increase of $261,000 compared to general and administrative expenses of $1,090,050 during the comparable three-month period of 1998. General and administrative expenses for the three months ended September 30, 1999 include approximately $1,250,000 of such expenses for BesPac and DeVivo. Interest expense increased by $663,000 to $919,221 during the three months ended September 30, 1999 as a result of increased borrowings under the Company's credit facilities. Advances under such credit facilities were used to finance the BesPac, DeVivo and Acme acquisitions.

As a result, the Company realized net income of $999,713 during the three months ended September 30, 1999, compared to net income of $867,629 during the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998.

Total revenue during the nine months ended September 30, 1999 was $44,586,254, an increase of $26,019,000 compared to total revenue of $18,567,167 during the comparable nine-month period of 1998. One of the primary sources of the increase is the inclusion of seven months of sales for DeVivo and nine months of sales for BesPac in this period in the amount of $22,600,000. The remaining increase is a result of two months of revenue from Hesco of $1,958,258 and $1,579,000 of revenues from Acme for the nine months. Revenue from equipment sales, consisting of sales of Hi-Rise Systems and trash compaction systems, increased by $296,015 to $2,218,000 during the nine months ended September 30, 1999, from $1,900,000 during the comparable nine-month period of 1998. Revenues from trash chute sales increased by approximately $322,000 to $4,355,000 during the nine months ended September 30, 1999, from $4,033,000 during the comparable nine-month period of 1998 primarily as a result of increased sales generated by Wilkinson Co., Inc., the Company's wholly owned subsidiary, from its dealer network during the nine months ended September 30, 1999.

During the nine months ended September 30, 1999, the Company recognized interest income of approximately $1,194,000, an increase of $860,000 compared to $337,000 during the comparable nine-month period of 1998. The increase in interest income is primarily attributable to increased interest realized from additional leases of Hi-Rise Systems and waste equipment in 1999 as compared to 1998.

Total operating expenses during the nine months ended September 30, 1999 were $38,955,223, an increase of approximately $22,800,000 compared to total operating expenses of $16,130,952 during the comparable nine-month period of 1998. A primary reason for the increase was the inclusion in the nine months ended September 30, 1999 of cost of sales of approximately $4,511,000 and $3,044,000 related to sales of products by Bes-Pac and DeVivo, respectively, and increased cost of sales of $254,613 and $4,109,511 for Wilkinson and Hesco, respectively. Cost of equipment sold increased to $31,120,344 during the nine months ended September 30, 1998 from $12,427,000 during the nine months ended September 30, 1999. As a percentage of revenue, cost of equipment sold increased to 70% during the nine months ended September 30, 1999 from 65% during the prior comparable nine-month period. The primary reason for this increase is a corresponding increase in sales of waste equipment having a higher cost of sales on a percentage basis. Waste equipment products cost of sales is approximately 75%. Selling and marketing expenses during the nine months ended September 30, 1999 were $2,224,059, an increase of $755,000 compared to selling and marketing expenses of $1,489,993 during the comparable nine-month period of 1998. Selling and marketing expenses for the nine months ended September 30, 1999 include an aggregate of approximately $744,000 for Bes-Pac and DeVivo and an additional $221,422 of expenses for Hesco for four additional months of 1999. General and administrative expenses during the nine months ended September 30, 1999 were $5,507,200 an increase of approximately $3,266,000 compared to general and administrative expenses of $2,141,006 during the comparable nine-month period of 1998. General and administrative expenses for the nine months ended September 30, 1999 include an aggregate of approximately $1,550,000 for Bes-Pac and DeVivo and approximately $550,000 for Hesco for four additional months of 1999. Interest expense increased to $2,738,000 from $696,018 as compared to the comparable nine-month period of 1998, as a result of increased borrowings under the Company's credit facilities. Advances under such credit facilities were used to finance the Hesco, BesPac, DeVivo and Acme acquisitions.

As a result of the foregoing, the Company realized net income of $2,947,790 during the nine months ended September 30, 1999, compared to a net income of $2,076,925 during the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had working capital of $10,182,091 and cash and cash equivalents aggregating $489,091, compared to working capital of $5,368,909 and cash and cash equivalents of $324,422 at December 31, 1998.

During 1998, the Company obtained a $40.0 million credit facility from GECC and other participating lenders. In September 1999, the aggregate amounts available under this facility were increased to $61 million. In particular, the Company's revolving line of credit was increased by $9.0 million, from $8.0 million to $17.0 million, and its acquisition line of credit was increased by $12 million, from $8.0 million to $20.0 million. This facility consists of two revolving lines of credit totaling $26.0 million, a $9.0 million term loan, a $6.0 million term loan and a $20.0 million acquisition line. Accounts receivable and inventory of the Company and its subsidiaries collateralize one revolving line of credit in the amount of up to $8.0 million. The borrowing base is calculated by taking 80% of the value of eligible receivables and 50% of the value of eligible inventory. Approximately $8,983,000 was outstanding under this line of credit as of September 30, 1999. The other revolving line of credit in the amount of up to $9.0 million is collateralized by leases entered into by the Company for Hi-Rise systems and other products manufactured by the Company and its subsidiaries. The borrowing base is calculated by taking 90% of the value of eligible leases issued by the Company for its equipment. Approximately $8,850,000 was outstanding under this line of credit as of September 30, 1999. Both lines of credit bear interest at a rate per annum equal to the prime rate as announced by THE WALL STREET JOURNAL plus .5% and are due in October 2003. The term loan is for $9.0 million and bears interest at a fixed rate of 11% for five years. Interest only on the term loan is payable quarterly for four and one-half years with principal payable for two quarters in the amount of $1.5 million and a $6.0 million payment due at October 30, 2003. The $6.0 million term loan has a nine-month period of interest only and principal payments to be paid on a quarterly basis until October 30, 2003. The acquisition facility also has a nine-month interest only period and quarterly principal payments due five years from the funding of the loan. Both the $6.0 million term loan and the acquisition facility bear interest at a rate of prime, as announced by THE WALL STREET JOURNAL, plus .5%.

During the nine months ended September 30, 1999, net cash used by operating activities was $2,716,750, compared to net cash provided by operating activities of $956,630 during the nine months ended September 30, 1998. Accounts receivable increased by $3,962,517 as a result of increased sales by Wilkinson, DeVivo and BesPac during the nine months ended September 30, 1999. The Company anticipates that sales by Bes-Pac and DeVivo of waste equipment will decrease during the next two quarters as a result of the seasonality of such companies' historical operations. In addition, inventory increased by $1,076,785 primarily as a result of purchases of inventory for equipment and materials to support the Company's $8 million backlog. Additionally, net investment in sales type leases increased by $2,832,079 as a result of 35 leases added to the lease portfolio.

Net cash used by investing activities was $1,718,581 during the nine months ended September 30, 1999. This is primarily the result of cash used for payment of expenses as part of the DeVivo acquisition and purchase of capital equipment. Net cash provided by financing activities was $4,600,000 during 1999. This increase was primarily the result of increased borrowings under the Company's lines of credit in connection with acquisitions and lease financing.

The Company currently has no outstanding material commitments for capital expenditures. The Company's primary requirements for capital will be the costs of equipment sold, leased and rented, strategic acquisitions, marketing and sales costs associated with the Company's national and international expansion into new target markets, efforts to establish a nationwide distribution network and general and administrative expenses associated with the Company's business plan. The Company anticipates, based on currently proposed plans and assumptions relating to operations (including the anticipated costs associated with, and timetable for, its proposed expansion), that cash flow from operations and funds available under the Company's existing credit facilities will be sufficient to satisfy the Company's contemplated cash requirements for at least 12 months. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or if its existing capital and cash flow otherwise prove to be insufficient (due to unanticipated expenses, delays, problems, difficulties or otherwise), the Company could be required to seek additional financing or may be required to curtail its expansion or other activities. In the event that the Company requires additional financing, the Company may seek to raise capital through the sale of its equity securities, including at prices which may represent significant discounts from the market price of its common stock.

YEAR 2000

The Company has evaluated its computer software and databases to determine whether or not modifications will be required to prevent problems related to Year 2000. To date, the Company has spent approximately $50,000 in connection with the updating of its information systems and equipment to be Year 2000 compliant. The Company has determined that its current operating and accounting systems are Year 2000 compliant and has received a letter supporting this determination issue from it's software vendor. Accordingly, the Company does not intend to incur any further expenses in connection with its Year 2000 readiness. The Year 2000 issue may also effect the systems and applications of the Company's customers or suppliers. The Company has initiated formal communications with a number of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company will continue similar communication with major customers, and the balance of its major suppliers during the remainder 1999 to receive appropriate warranties and assurances that those parties are, or will be, Year 2000 compliant. Although the Company currently does not anticipate any material impact on its operations as a result of Year 2000 issues of its customers or suppliers, no assurance can be given that the failure by one or more of its major suppliers or customer to become Year 2000 compliant will not have a material adverse impact on its operations.

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

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

                 (A)           EXHIBITS:

                    EXHIBITS              DESCRIPTION
                    --------              -----------
                       27            Financial Data Schedule

                 (B)           REPORT ON FORM 8-K:

                               None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HI-RISE RECYCLING SYSTEMS, INC.

Date: November 12, 1999         BY: /S/ DONALD ENGEL
                                    --------------------
                                    Donald Engel, Chairman of the Board
                                    and Chief Executive Officer
                                    (principal executive officer)

Date: November 12, 1999             /S/ BRADLEY HACKER
                                    ------------------
                                    Bradley Hacker, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT                      DESCRIPTION
-------                      -----------
   27                   Financial Data Schedule