Form 10QSB/A
period 1999-09-30
HI RISE RECYCLING SYSTEMS INC
filed 1999-12-14
CIK 906605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

YES [X] NO [ ]

As of December 9, 1999, the Issuer had an aggregate of 13,876,752 shares of its common stock, par value $.01 per share, issued and outstanding.

Transitional small business disclosure format:

YES [X] NO [ ]

                         HI-RISE RECYCLING SYSTEMS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                                 SEPTEMBER 30, 1999      DECEMBER 31, 1998
                                                                                 ------------------      -----------------
                              ASSETS
Current assets:
Cash and cash equivalents                                                          $    489,091            $    324,422
Investments                                                                             171,393                 170,191
Accounts receivable, net of allowance
    for doubtful accounts of $212,418 and
    $275,191 at December  31, 1998 and
    September 30, 1999, respectively                                                 15,137,010              10,191,195
Inventory                                                                             8,914,917               6,344,722
Other assets                                                                          1,246,885                 836,632
                                                                                   ------------            ------------
            Total current assets                                                     25,959,296              17,867,162

Property and equipment, net                                                           5,328,448               3,430,230
Net investment in sales type leases                                                  10,900,362               8,068,283
Prepaid Financing Costs                                                               3,049,319               2,152,484
Deferred acquisition costs                                                              238,001                 150,454
Goodwill                                                                             33,712,374              22,145,585
                                                                                   ------------            ------------
            Total assets                                                           $ 79,187,800            $ 53,814,198
                                                                                   ============            ============
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                                              5,471,649               3,865,473
Cash overdraft                                                                          961,069                 743,146
Current portion of long-term debt                                                     9,183,742               7,889,634
                                                                                   ------------            ------------
            Total current liabilities                                                15,616,460              12,498,253
Long-term debt                                                                       30,681,375              15,776,508
                                                                                   ------------            ------------
            Total liabilities                                                        46,297,835              28,274,761
                                                                                   ------------            ------------
Shareholders' equity:
Preferred stock, $.01 par value per share;
1,000,000 shares authorized; 200 shares issued and
outstanding;                                                                                  2                       2
liquidation preference of $2,000,000
Common stock, $.01 par value;
20,000,000 shares authorized,
11,413,352 and 13,641,998 shares issued and
outstanding                                                                             136,419                 114,133
Additional paid-in capital                                                           33,260,641              28,870,295
Accumulated deficit                                                                    (507,097)             (3,444,993)
                                                                                   ------------            ------------
Total shareholders' equity                                                           32,889,965              25,539,437
                                                                                   ------------            ------------
Total liabilities and shareholders' equity                                         $ 79,187,800            $ 53,814,198
                                                                                   ============            ============

The accompanying notes are an integral part of these financial statements

****
                         HI-RISE RECYCLING SYSTEMS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                             THREE MONTHS      THREE MONTHS    NINE MONTHS      NINE MONTHS
                                                ENDED              ENDED          ENDED            ENDED
                                             SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                 1999              1998             1999           1998
                                             ------------      ------------    ------------     ------------
Revenues:                                    $ 15,471,101      $  7,679,039    $ 44,586,254     $ 18,567,167
                                             ------------      ------------    ------------     ------------
Cost and Expenses:

Cost of goods sold                             10,840,177         4,996,074      30,959,599       12,427,952

Selling and marketing                           1,048,251           563,427       2,244,059        1,489,993

General and administrative                      1,350,618         1,090,050       5,507,200        2,141,006

Product development                                40,131            51,110          83,620           72,001
                                             ------------      ------------    ------------     ------------
Total operating costs and expenses             13,279,177         6,700,661      38,794,478       16,130,952
                                             ------------      ------------    ------------     ------------
Operating Income (loss)                         2,191,924           978,378       5,791,776        2,436,215

Other income (expense):
     Interest income                              430,755           145,224       1,193,747          336,738
     Interest expense                            (919,221)         (255,973)     (2,738,987)        (696,028)
                                             ------------      ------------    ------------     ------------
Income before income taxes                      1,703,458           867,629       4,246,536        2,076,925
Provision for income taxes                       (703,745)               --      (1,138,000)              --
                                             ------------      ------------    ------------     ------------
Net income                                        999,713           867,629       3,108,536        2,076,925
                                             ------------      ------------    ------------     ------------
Net income per
common share
       Basic                                          .07               .09             .23              .23
       Diluted                                        .07               .07             .21              .16
Weighted average common share
Outstanding
      Basic                                    13,485,252         9,201,870      12,619,274        9,097,708
      Diluted                                  14,446,864        13,115,955      14,833,501       12,923,933


The accompanying notes are an integral part of these financial statements

                         HI-RISE RECYCLING SYSTEMS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                          SHARES OF                                    ADDITIONAL                       TOTAL
                                           COMMON        PREFERRED        COMMON        PAID-IN      ACCUMULATED     SHAREHOLDERS
                                           STOCK           STOCK          STOCK         CAPITAL        DEFICIT          EQUITY
                                         ----------     -----------    -----------    -----------    -----------     -----------
Balance of December 31, 1998             11,413,352     $         2    $   114,133    $28,870,295    $(3,444,993)    $25,539,437

Issuance of common stock (unaudited)      2,228,646                         22,286      4,219,706                      4,241,992

Dividend requirement on preferred
 stock (unaudited)                                                                        170,640       (170,640)

Net income (unaudited)                                                                               $ 3,108,536       3,108,536
                                         ----------     -----------    -----------    -----------    -----------     -----------
Balance at September 30, 1999            13,641,998     $         2    $   136,419    $33,260,641    $  (507,097)    $32,889,965
                                         ==========     ===========    ===========    ===========    ===========     ===========

The accompanying notes are an integral part of these financial statements

                         HI-RISE RECYCLING SYSTEMS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                   (UNAUDITED)

                                                                  NINE MONTHS         NINE MONTHS
                                                                     ENDED              ENDED
                                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                                                      1998               1999
                                                                 ------------        ------------
OPERATING ACTIVITIES
  Net loss                                                       $  2,076,925        $  3,108,536
  Adjustments to reconcile net income
   to net cash (used in) provided by operating activities:
   Depreciation and amortization                                      579,833           1,584,000
   Changes in assets and liabilities,
    net of acquisitions:
    Accounts receivable                                              (363,754)         (3,962,517)
    Inventory                                                        (715,690)         (1,237,530)
    Deferred acquisition costs                                        (55,125)            (87,547)
    Other assets                                                       49,893             (83,806)
    Net investments in sales type leases                           (1,500,743)         (2,832,079)
    Accounts payable and accrued liabilities                          885,291             794,193
                                                                 ------------        ------------
      Net cash (used in) provided by operating activities             956,630          (2,716,750)
                                                                 ------------        ------------
INVESTING ACTIVITIES:
  Purchase of business net of cash acquired                        (4,057,400)           (776,045)
Purchase of property and equipment                                   (152,713)           (942,536)
                                                                 ------------        ------------
Net cash (used) in investing activities                            (4,210,113)         (1,718,581)
                                                                 ------------        ------------
FINANCING ACTIVITIES:
  Payments under lines of credit                                   (9,214,578)                 --
  Draws from line of credit                                         9,706,770           4,600,000
  Payment of long-term debt                                          (270,000)                 --
Restricted Cash                                                     3,022,035                  --
Loan from Officer                                                     500,000                  --
                                                                 ------------        ------------
      Net cash (used) provided by financing activities              3,744,227           4,600,000
                                                                 ------------        ------------
      Net increase in cash and cash equivalents                       490,744             164,669
      Cash and cash equivalents, beginning of period                1,134,131             324,422
                                                                 ------------        ------------
      Cash and cash equivalents, end of period                      1,624,875             489,091
                                                                 ------------        ------------
Purchase of business, net of cash acquired
      Working capital, other than cash                           $ (3,957,087)       $ (1,730,641)
      Property, plant and equipment                                  (213,976)         (1,634,681)
      Cost in excess of net assets acquired, net                   (9,357,212)        (11,943,923)
      Current portion of long term debt                             3,000,000
      Long term debt                                                       --          11,583,200
Common stock issued                                                 6,470,875           2,950,000
                                                                 ------------        ------------
Net cash used to acquire business                                $ (4,057,400)       $   (776,045)
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

                                                   ARCHITECTURAL             PARTS AND EQUIPMENT         CONSOLIDATED
                                                 SPECIFIED SERVICES                SERVICES                  TOTAL
                                                 ------------------          -------------------         ------------
               NINE MONTHS ENDED
               SEPTEMBER 30, 1999
               Revenues                               $8,775,605                  $35,810,649            $44,586,254
               Operating Income                          455,423                    5,336,353              5,791,776

               Total assets                           53,994,397                   25,193,403             79,187,800

               NINE MONTHS ENDED
               SEPTEMBER 30, 1998

               Revenues                               $6,896,132                   $11,671,035           $18,567,167
               Operating Income                           50,213                     1,921,002             2,436,215
               Total assets                           10,715,400                    22,965,374            33,680,774


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

Total operating expenses during the three months ended September 30, 1999 were $13,279,177 an increase of approximately $6,578,516 compared to total operating expenses of $6,700,661 during the comparable three-month period of 1998. A primary reason for the increase was the inclusion in the three months ended September 30, 1999 of additional cost of sales for BesPac and DeVivo of $5,979,000. Cost of equipment sold increased by approximately $5,844,103 from $4,996,000 during the three months ended September 30, 1998 to $10,840,177 during the three months ended September 30, 1999. As a percentage of revenue, cost of equipment sold increased to 70% during the three months ended September 30, 1999 from 65% during the comparable three-month period of 1998. The primary reason for this increase is a corresponding increase in sales of waste equipment having a higher cost of sales on a percentage basis. Waste equipment products cost of sale is approximately 75% of revenues. Selling and marketing expenses during the three months ended September 30, 1999 were $1,048,251, an increase of $485,000 compared to selling and marketing expenses of $563,427 during the comparable three-month period of 1998. Selling and marketing expenses for the three months ended September 30, 1999 include approximately $380,000 of additional expenses for BesPac and DeVivo and $100,000 for Acme. General and administrative expenses during the three months ended September 30, 1999 were $1,350,618, an increase of $261,000 compared to general and administrative expenses of $1,090,050 during the comparable three-month period of 1998. General and administrative expenses for the three months ended September 30, 1999 include approximately $1,250,000 of such expenses for BesPac and DeVivo. Interest expense increased by $663,000 to $919,221 during the three months ended September 30, 1999 as a result of increased borrowings under the Company's credit facilities. Advances under such credit facilities were used to finance the BesPac, DeVivo and Acme acquisitions.

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

Total operating expenses during the nine months ended September 30, 1999 were $38,794,478, an increase of approximately $22,664,000 compared to total operating expenses of $16,130,952 during the comparable nine-month period of 1998. A primary reason for the increase was the inclusion in the nine months ended September 30, 1999 of cost of sales of approximately $4,511,000 and $3,044,000 related to sales of products by Bes-Pac and DeVivo, respectively, and increased cost of sales of $254,613 and $4,109,511 for Wilkinson and Hesco, respectively. Cost of equipment sold increased to $30,959,599 during the nine months ended September 30, 1998 from $12,427,000 during the nine months ended September 30, 1999. As a percentage of revenue, cost of equipment sold increased to 69% during the nine months ended September 30, 1999 from 67% during the prior comparable nine-month period. The primary reason for this increase is a corresponding increase in sales of waste equipment having a higher cost of sales on a percentage basis. Waste equipment products cost of sales is approximately 75%. Selling and marketing expenses during the nine months ended September 30, 1999 were $2,224,059, an increase of $755,000 compared to selling and marketing expenses of $1,489,993 during the comparable nine-month period of 1998. Selling and marketing expenses for the nine months ended September 30, 1999 include an aggregate of approximately $744,000 for Bes-Pac and DeVivo and an additional $221,422 of expenses for Hesco for four additional months of 1999. General and administrative expenses during the nine months ended September 30, 1999 were $5,507,200 an increase of approximately $3,266,000 compared to general and administrative expenses of $2,141,006 during the comparable nine-month period of 1998. General and administrative expenses for the nine months ended September 30, 1999 include an aggregate of approximately $1,550,000 for Bes-Pac and DeVivo and approximately $550,000 for Hesco for four additional months of 1999. Interest expense increased to $2,738,000 from $696,018 as compared to the comparable nine-month period of 1998, as a result of increased borrowings under the Company's credit facilities. Advances under such credit facilities were used to finance the Hesco, BesPac, DeVivo and Acme acquisitions.

As a result of the foregoing, the Company realized net income of $3,108,536 during the nine months ended September 30, 1999, compared to a net income of $2,076,925 during the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had working capital of $10,342,836 and cash and cash equivalents aggregating $489,091, compared to working capital of $5,368,909 and cash and cash equivalents of $324,422 at December 31, 1998.

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

                                HI-RISE RECYCLING SYSTEMS, INC.

Date: December 10, 1999         BY: /S/ DONALD ENGEL
                                    --------------------
                                    Donald Engel, Chairman of the Board
                                    and Chief Executive Officer
                                    (principal executive officer)

Date: December 10, 1999             /S/ BRADLEY HACKER
                                    ------------------
                                    Bradley Hacker, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)