Form 10KSB
period 1999-12-31
HI RISE RECYCLING SYSTEMS INC
filed 2000-04-14
CIK 906605

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

            [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999

                  or

            [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from _____________ to ______________

                                     0-21946
--------------------------------------------------------------------------------
                              (Commission File No.)

                         HI-RISE RECYCLING SYSTEMS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                FLORIDA                                       65-0222933
    -------------------------------                   ------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)


      8505 N.W. 74TH AVENUE, MIAMI, FLORIDA                  33166
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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $ 59,582,000.

The aggregate market value of the registrant's Common Stock held by non-affiliates as of April 11, 2000 was $15,977,478, computed by reference to the closing bid price of the Common Stock on such date.

As of March 28, 2000, there were 15,668,412 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format:     Yes [ ]   No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

 None.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Hi-Rise Recycling Systems, Inc. (the "Company" or "Hi-Rise") is primarily engaged in manufacturing, distributing, marketing and selling recycling and other solid waste handling equipment. Until February 1997, the Company was primarily engaged in distributing, marketing and selling a proprietary automated system known as the hi-rise system (the "Hi-Rise System") designed to collect source-separated recyclables and other solid waste in multi-story residential buildings and designed in response to perceived market opportunities arising out of increasing state and local environmental regulation mandating or encouraging recycling. Beginning in February 1997 and continuing through December 1999, the Company consummated a succession of acquisitions to expanded its product lines to include sheet metal fabrication products, consisting primarily of rubbish and laundry chutes, and solid waste handling equipment products, consisting primarily of waste containers and trash compaction systems. In particular, during this period of time the Company consummated the following significant acquisitions:

         /bullet/ In February 1998, the Company acquired Hesco Sales, Inc.
                  ("Hesco"), a Florida corporation engaged in the business of manufacturing, marketing and selling solid waste handling equipment products. Hesco's product lines include waste containers and trash compaction systems.

         /bullet/ In October 1998, the Company acquired Bes-Pac, Inc.
                  ("Bes-Pac"), a South Carolina corporation engaged in the business of manufacturing, marketing and selling solid waste handling equipment products. Bes-Pac's product lines include waste containers and trash compaction systems.

         /bullet/ In November 1998 the Company acquired Acme Chute Company
                  ("Acme"), a Florida corporation engaged in the business of manufacturing, installing and servicing trash and linen chutes primarily in the South Florida high-rise market.

         /bullet/ In February 1999, the Company acquired DeVivo Industries, Inc.
                  ("DeVivo"), a Connecticut corporation engaged in the business of manufacturing, marketing and selling solid waste handling equipment products. DeVivo's product lines include waste containers and trash compaction systems.

         /bullet/ In September 1999, the Company acquired certain of the assets of Kohlman Engineering Corp. ("Kohlman"), an Illinois corporation that manufactured, marketed, sold and serviced waste compactors and trash chutes.

         /bullet/ In December 1999, the Company acquired American Gooseneck,
                  Inc. ("American Gooseneck"), an Arizona corporation engaged in the business of manufacturing and distributing solid waste handling equipment. American Gooseneck's product lines include large industrial compacting systems; small and roll-off waste containers, hoists and tarps for truck hauling vehicles and a full line of recycling equipment.

         Hi-Rise has two primary Divisions, the Solid Waste Equipment Division and the Architecturally Specified Division ("Architectural Division"). The Solid Waste Equipment Division designs, manufactures and markets a wide variety of waste containers, compactors, balers, container hoists, waste container tarps and other related products. The Architectural Division designs, manufactures and sells proprietary recycling systems and architecturally specified products such as trash and laundry chutes, as well as products such as corner guards, kick and push plates, hold rails and bumper rail systems, which are commonly used in waste handling environments.

         The Company anticipates that in the future the solid waste division consisting of Hesco's, Bes-Pac's, DeVivo's and American Gooseneck's product lines will be the Company's single largest source of revenue. In addition, the Company expects that its other principal sources of revenue will be sales of rubbish and linen chutes, trash compaction systems and the sales of the Hi-Rise System.

         Through recent acquisitions, Hi-Rise has assembled a group of companies with strong customer relationships and proven performance within the industry. In the waste handling equipment sector, the Company's customer lists include top waste hauling companies and retail names. In the architecturally specified industry, the Company has strong relationships with developers, general contractors and architects throughout all of the major cities in which the Company conducts business. In a highly fragmented industry, Hi-Rise has achieved a leadership position through its acquisition strategy, positioning the Company to become one of the few waste handling equipment suppliers with true national scope. By continuously working with its customers to develop customized systems and equipment, Hi-Rise is able to increase the depth of its relationships and display its expertise in the industry. To expand the full-service aspect of its Company's business, Hi-Rise has built out its distribution and sales force to ensure that both local and national coverage are available.

         Hi-Rise has been successful in expanding the revenues of its acquired companies by introducing the Company's entire product line into the newly acquired companies. In addition to increasing revenues, Hi-Rise has been successful in increasing operating margins of the acquired companies by emphasizing the sale of higher margin products, improving manufacturing processes and reducing manufacturing costs through lower raw material costs obtained from volume purchasing.

         Hi-Rise offers a comprehensive range of products and services to the waste handling and recycling communities. With such a wide array of products and services, significant cross-selling opportunities exist within the Company. Hi-Rise is able to provide its Solid Waste Equipment Division customers a complete range of waste and specialty containers, as well as other higher margin products such as compactors and roll-off hoists. Hi-Rise is also able to offer its entire customer base after-market services, such as repair and maintenance. Hi-Rise expects the service aspect of the business to become increasingly important. Accordingly, Hi-Rise has focused on recruiting experienced, capable sales people who can recognize customer needs and identify which Hi-Rise capabilities would benefit their customers most. In both the Solid Waste Equipment and Architecturally Specified divisions, Hi-Rise is also positioned as a "one-stop" shop, which can provide design, installation, equipment and after-market service capabilities. The Company's goal is to be the leader in providing the equipment for waste stream management. Hi-Rise recognizes that providing the necessary components and services throughout this process will assist the Company in reaching this goal.

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

         To date, the Company has installed 194 Hi-Rise Systems, of which 75 were sold and 119 were leased or rented. In connection with sales-type leases of the Hi-Rise System, the Company previously entered into shared savings agreements with building owners, pursuant to which the Company managed a building's solid waste disposal and received a percentage of the building owner's shared savings realized as a result of reduced waste disposal costs. These agreements were sold on a non-recourse basis in February 1998 and the Company has ceased offering shared savings arrangements.

         Through IDC Systems, Inc., a New York corporation wholly owned by the Company ("IDC Systems"), the Company is engaged in the business of assembling, selling, installing and servicing trash compaction systems in New York, New Jersey and Connecticut. As of December 31, 1999, the Company serviced on an annual basis approximately 1700 compaction customers, through IDC Systems, many of which are multi-story residential buildings that are potential customers for the Hi-Rise System.

         The Company was incorporated in Florida in May 1990 as Recycling Systems, Inc. and in March 1992, changed its name to Hi-Rise Recycling Systems, Inc. The Company's executive offices are located at 8505 N.W. 74th Avenue, Miami, Florida 33166, and its telephone number is (305) 597-0243. Unless the context requires otherwise, all references herein to the Company include its wholly owned subsidiaries, IDC Systems, Inc., Wilkinson Company, Inc., Atlantic Maintenance of Miami, Inc., Recycltech Enterprises Ltd., Acme Chutes, Inc., Bes-Pac, Inc., Hesco Sales, Inc., DeVivo Industries, Inc. and American Gooseneck, Inc.


     RECENT EVENTS

         DEVIVO AND ECOLOGICAL TECHNOLOGIES ACQUISITION. On February 22, 1999, DII Acquisition Corp., a newly-formed wholly owned subsidiary of the Company, purchased all of the outstanding common stock of DeVivo and an affiliated company, Ecological Technologies, Inc. which owns certain patent rights relating to DeVivo's business ("ETI," and with DeVivo, the "DeVivo Companies"). The aggregate purchase price paid by the Company for the DeVivo Companies was $16,920,000 and consisted of $11,707,200, in cash, and an aggregate of 1,463,400 shares of the Company's common stock having a fair market value of $5,213,000 at the time of issuance. The cash portion of the purchase price was funded through borrowings under the Company's credit facility with General Electric Capital Corporation and the other participating lenders. DeVivo is in the business of manufacturing and supplying waste handling and recycling equipment to the greater New York City and New England markets.

         KOHLMAN ACQUISITION. In September 1999, the Company acquired substantially all of the assets of Kohlman. Kohlman is engaged in the business of manufacturing, selling and servicing waste compactors and trash chutes. In consideration for the purchase of the Kohlman assets, the Company issued an aggregate of 200,000 shares of common stock having a fair market value of $537,500 at the time of issuance and repaid certain of the sellers' expenses.

         GENERAL ELECTRIC CAPITAL CORPORATION CREDIT FACILITIES. In October 1999, the Company increased the amounts available under its existing credit facilities with General Electric Capital Corporation ("GECC") by an aggregate of $21.0 million. In particular, the Company's working capital revolving line of credit was increased by $9.0 million, from $8.0 million to $17.0 million, and its acquisition line of credit was increased by $12.0 million, from $8.0 million to $20.0 million. As a result of these increases, the aggregate amount available under the credit facilities increased to $61.0 million.

         AMERICAN GOOSENECK ACQUISITION. On December 16, 1999, the Company acquired all of the issued and outstanding common stock of American Gooseneck, Inc., a privately held Arizona corporation ("American Gooseneck"). The purchase was consummated pursuant to the terms of a Stock Purchase Agreement, dated as of December 13, 1999 (the "Stock Purchase Agreement"), by and among the Company, American Gooseneck and all of the shareholders of American Gooseneck. The aggregate purchase price paid by the Company was approximately $11,200,000 and consisted of the following: (i) $8,160,883 in cash to the shareholders, (ii) $799,116 in cash to Merrill Lynch Business Financial Services to satisfy amounts owed by American Gooseneck in full, and (iii) an aggregate of 689,393 shares of Common Stock. The cash portion of the purchase price was funded through borrowings made under the Company's existing $61.0 million credit facility with GECC and the other lenders to that credit facility. Pursuant to the Stock Purchase Agreement, the Company withheld the delivery to the shareholders of a number of shares of Common Stock having a fair market value of $900,000 (the "Holdback Shares"). All or a portion of the Holdback Shares will be released to the shareholders on or prior to the first anniversary of the closing of the acquisition if American Gooseneck meets or exceeds certain agreed upon sales targets under specified distribution agreements. Holdback Shares not released to the shareholders will be retained by the Company and the effective purchase price will be appropriately reduced. The Stock Purchase Agreement further provides for the issuance of additional shares of common stock if American Gooseneck meets or exceeds certain agreed upon earnings targets during the two-year period following the consummation of the acquisition.

SOLID WASTE DIVISION

         The Solid Waste Equipment Division offers a diversified line of products and systems including: 1) a variety of metal containers used for the collection of waste material and recyclables; 2) balers and compactors used for the processing of waste materials; and 3) intermodal and roll-off containers, transfer trailers, roll-off hoists, tarps, vacuum units and other specialized equipment used for the collection and transportation of solid, liquid and low risk hazardous waste materials.

         Waste containers are available in a number of sizes and are primarily constructed from heavy duty steel. Certain models of the waste containers are also available in aluminum. The Solid Waste Equipment Division also manufactures plastic molded lids with heavy duty double wall construction for front load and rear load waste containers. Plastic molded lids are made of high-density polyethylene resin, which is resistant to stress, cracking, chemicals and temperature extremes.

         In addition to waste containers, the Solid Waste Equipment Division also sells trash compaction systems, balers and hoppers, and specialized equipment for use with waste handling trucks. The Division also manufactures trash compaction systems that are available in a number of models designed primarily for use in multi-story buildings and commercial establishments.

ARCHITECTURAL PRODUCTS

         Wilkinson sells, manufactures, markets and installs sheet metal fabrication products, consisting primarily of laundry and rubbish chutes, as well as construction products such as corner guards, kick and push plates, handrails and bumper rail systems. Wilkinson also offers a line of recycling bins. Wilkinson's laundry and rubbish chutes are available with various types of doors, including a door integrated with the Hi-Rise System control panel, and are custom designed to meet a building's specifications. Construction products and recycling bins are generally available either custom designed or from stock. In addition, Wilkinson provides other sheet metal fabrication products consisting of components custom designed to its customers' specifications, which are utilized by its customers in the manufacture of their products. Wilkinson also sells replacement parts for its principal products.

         During the years ended December 31, 1998 and 1999, sales of Wilkinson's products accounted for approximately 16% and 9%, respectively, of the Company's revenues.

         IDC Systems offers a line of trash compaction systems designed primarily for use in multi-story buildings. IDC Systems' product line includes six principal models. During the years ended December 31, 1998 and 1999, sales of trash compaction systems accounted for approximately 7% and 5%, respectively, of the Company's revenues.

         Acme manufactures, markets, sells and installs sheet metal fabrication products in Florida consisting primarily of trash and laundry chutes and storage lockers.

THE HI-RISE RECYCLING SYSTEM(TM)

         The Company's Hi-Rise System, which is marketed under the Hi-Rise Recycling System TM name, is easily adapted to a multi-story building's existing waste disposal chute or designed into newly constructed buildings, permitting residents to conveniently dispose of, without commingling, a variety of recyclable waste including glass, metal, newspaper and plastic, plus garbage. The Hi-Rise System consists of six waste collection and storage bins, one for each recyclable and one for garbage, which rest on a carousel located at the bottom of the building's waste disposal chute, and electronic panels installed near the disposal chute's door on each floor. When activated by a resident, the control panel electronically rotates the carousel to position the selected collection bin under the disposal chute, in turn, to receive up to five categories of recyclables and garbage for storage and collection. Presently, there are two models of the carousel system, the "roll-away bin" model and the bagger model. The rollaway bin model collects the garbage and recyclables in rollaway bin containers that rest on the carousel and can be rolled off the carousel when full and replaced by an empty one. For those buildings where rollaway containers are not practical, the Company has designed the bagger model. The bagger model collects the garbage and recyclables in disposable bags that are located in round collection bins that rest on the carousel. The bags can be removed from the bins to be placed at curbside for collection. Both models are equipped with an automatic garbage compactor.

         The price of the Hi-Rise System currently ranges from $50,000 to $120,000 depending upon the number of floors in a multi-story building. The number of systems installed in a building depends on the number of garbage chutes in the building. During the years ended December 31, 1998 and 1999, sales and sales-type leases of Hi-Rise Systems accounted for approximately 23% and 9%, respectively, of the Company's revenues. The Company anticipates that in the future sales and sales-type leases of the Hi-Rise System will constitute a decreasing percentage of its revenues.

MARKETING AND SALES

         The Solid Waste Equipment Division currently has 16 regional sales people located throughout the east coast, southeast and southwest. In addition, four national sales people focus on training, the end user market and sales management. The Division also currently employs seven sales support staff who process phone orders and repair and maintenance requests. Sales people are paid a base salary and also earn a commission based on sales margins of the products they sell. The Solid Waste Equipment Division's goal is to utilize its marketing and sales force to market on both a national and local basis, while retaining flexibility to meet local delivery needs.

         Hesco, Bes-Pac, DeVivo and American Gooseneck market their products to waste haulers, municipalities and residential customers throughout the [east and west coasts] of the United States. Hesco solicits a significant portion of its sales through participation in municipal bids and is listed on the Florida Statewide Vendor List. Hesco's, Bes-Pac's and DeVivo's marketing efforts include monitoring trade journals and other industry sources for bid solicitations by various entities including government authorities and related instrumentalities, and responding to such bid solicitations. Typically, a bidder submits a proposal detailing its qualifications, the products to be provided and the cost of the products to the soliciting entity which then, based upon its evaluation of the proposals submitted, awards the order to the successful bidder. One national sales manager and ten regional sales managers distribute products manufactured by Hesco, Bes-Pac and DeVivo, for which they receive salaries and sales commissions.

         While many of the Division's customers have a national presence, the requisition for waste handling equipment is often handled on a regional basis. The Company believes that retaining both national and local sales personnel provides a competitive advantage in marketing and meeting the needs of national customers who have large waste handling equipment requirements.

         Through a series of recent acquisitions, the Architectural Division has assembled a core group of companies that offers a complete array of products and services for recycling systems. The Division's goal is to design, manufacture and install waste management systems and provide after-market services, such as maintenance and repair. The Division has the capability to design waste management systems and equipment for specific needs and custom applications for a wide variety of industries. This is illustrated by the Division's range of projects, which include residential buildings, sports arenas/forums and hotels. Recent projects include designing the waste systems at the new American Airlines Arena and the National Car Rental Center, both in South Florida; the Banc One Ballpark in Phoenix, Arizona; and the Bellagio Hotel in Las Vegas. The Division works with each of its customers to design waste management systems which meet specific requirements, tailoring standard products to produce a customized result. Once the system is designed, Hi-Rise provides installation, education and after-market service, which is essential to maintaining market leadership.

         New products such as the American Disability Act ("ADA") Doors (a chute door which opens automatically) and the Recycling Ready Compactor (built to easily accommodate recycling capabilities at a later date) were developed by the Company to target certain markets and requirements. Using a fairly standard model, engineers can change specifications to meet customer needs, yielding a cost-efficient, customized product. Installation and education are also provided to the customer, as well as follow-on repair and maintenance as needed. The Division's service staff is cross-trained for a number of tasks such as installation, service and general product knowledge. Using this experience, these representatives can recommend waste management solutions to customers on a quick, responsive basis.

         The Architectural Division has focused on increasing the sale of higher margin products such as ADA Doors, apartment style compactors and parts, as well as after-market services. Many of these higher margin products were designed by the Company in response to the requirements of a specific customer. Once developed, the Division is able to offer these enhanced products to the Company's entire customer base. By providing customers with after-market services such as maintenance and repair, the Company is able to secure revenues from both the sale of these services, as well as the sale of replacement parts and equipment.

         The Company also emphasizes the sale of other complementary architecturally specified products, such as metal fabrications commonly used in waste handling and other building environments.

         The Architectural Division will focus on increasing direct sales, rather than relying on re-sellers and distributors, thereby increasing both revenues and operating margins. Direct salespeople have a close relationship with customers and have a genuine interest in ensuring customers are satisfied. Currently, the Company maintains direct sales representatives in South Florida, New York, Toronto, Chicago and Cleveland. In the future, the Company will focus on expanding the direct sales force in Southern California and Washington D.C. Direct sales allows the Division to concentrate on increasing service revenues, such as the after-market repair, maintenance and parts business. Service and replacement part sales generate higher margins and provide an important competitive advantage in the industry.

         The Architectural Division will continue to focus on markets with high population densities and a high concentration of multi-story buildings that have strong new construction and renovation activity. The Division will continue to build on established relationships with developers, general contractors and architects. The Division has aggressively sought out the retrofit market in select markets such as the New York City metropolitan area, and in other markets such as Miami, Toronto and Chicago for the sale of recycling systems. The return on investment for retrofit multi-story dwelling with a Hi-Rise recycling system can be as little as one year, making it a profitable investment for Hi-Rise's customers. Additionally, many cities offer tax credits for retrofits, which increases the attractiveness of retrofitting to building owners.

         To further penetrate existing markets, the Architectural Division plans to increase recycling awareness through an education program disseminated through current relationships with contractors and developers, participation in trade shows and architectural seminars. The Company's extensive product line and expanding service capabilities has increased the Division's ability to increase revenues for its current markets.

         The Company's marketing efforts with respect to the Hi-Rise System are focused in geographic markets in which the Hi-Rise System is believed to have potential for significant market penetration. The Company believes that certain geographic markets are likely to achieve greater system penetration based on a number of factors, principal among which is the existence of mandatory recycling legislation with penalties for non-compliance. The Company has identified potential geographic markets by evaluating among other things, the existence of proposed legislation mandating recycling; high or increasing landfill and incinerator disposal fees which result in high monthly hauling fees to building owners; and high concentrations of mid-rise and high-rise buildings in serviceable geographic areas. Based on this evaluation, the Company is currently focusing its efforts primarily in South Florida and West Florida and metropolitan areas such as New York City and Toronto, Canada. In addition, the Company has expanded its operations into new geographic markets beginning in markets in which the Hi-Rise System is likely to achieve market penetration, such as Boston, Massachusetts and Washington, D.C., as well as Chicago, Illinois. Of the 194 systems installed to date, 182 have been installed in multi-story residential buildings (including 155 in new residential construction and one in a mixed-use historic rehabilitation) and 12 have been sold to private waste hauling companies, which have remarketed the system to residential building owners.

         The Company engages an independent sales force and independent distributors in various regions throughout the United States, for marketing the Hi-Rise System, Wilkinson's sheet metal fabrication products and IDC System's trash compaction systems to multi-story building owners, architects, building contractors and waste hauling companies. Although the Company continues to sell Hi-Rise Systems through independent distributors, the Company has increased its emphasis on sales of Hi-Rise Systems through its direct sales force. The Company has a network of approximately 55 domestic and five international distributors. The Company generally has contractual arrangements with its distributors pursuant to which the distributor is granted the exclusive right to market the Company's products in the specified territory. The distributor typically is not required to meet sales quotas to maintain its relationship with the Company. Most of the Company's distributors purchase the Company's products for resale to their customers. Since the consummation of the Wilkinson Acquisition, the Company has commenced marketing the Company's IDC Systems' trash compaction systems under the "Wilkinson" name. In addition, as a result of the Wilkinson Acquisition, the Company is able to offer a fully integrated wasted disposal system for multi-story buildings consisting of the Hi-Rise System, waste disposal chute and trash compaction system. The Company believes that by utilizing its distributor network to offer a fully integrated waste disposal system, it will be able to penetrate further the new construction market.

LEASE PROGRAMS

         In addition to sales of Hi-Rise Systems, the Company seeks to enter into favorable long-term sales-type lease agreements with building owners providing for a fixed monthly rental, renewal options and a fair market value purchase option at the end of the lease term. The Company also seeks to enter into capital leases, for a term of seven years, with building owners providing for monthly principal and interest payments to be applied towards the cost of the Hi-Rise System. At the end of the lease, the building owner may purchase the system for nominal consideration. Of the 194 Hi-Rise Systems installed to date, 119 have been installed pursuant to lease agreements.

MANUFACTURING AND SUPPLY

         Containers are manufactured in the Easley, Miami, Phoenix and Newtown facilities. Due to the large size and heavy weight of containers, transportation costs are significant. The Company considers the maximum economical shipping radius for containers to be approximately 300 to 500 miles. Accordingly, containers are manufactured regionally. All of the Company's container manufacturing facilities are located near heavily populated areas.

         From the Company's Miami, Florida facility, Hi-Rise can effectively market containers in Florida and the South region of the United States. The Newtown, Connecticut facility allows the Company to effectively reach the Northeast region. The Easley, South Carolina and Conover, North Carolina locations allow the Company to effectively reach the South and Mid Atlantic regions. The recently acquired Phoenix, Arizona facility of AG allows the Company to market containers throughout the South West region of the United States from El Paso, Texas to San Diego, California

         The manufacturing process for containers consists primarily of de-coiling and cutting the metal to length, forming, welding and assembly. The containers are then washed with an acid bath, painted with red oxide primer to inhibit rust and finished with two coats of high gloss finish paint. The majority of paint used is water based, which minimizes environmental issues. Management believes that the Company is the only waste container manufacturer that can also manufacture plastic lids internally. Hi-Rise is able to manufacture these components centrally and ship them cost-effectively to its regional container manufacturing facilities. Management estimates that the cost savings are approximately $500,000 per year over purchasing plastic lids from third party vendors. To a limited extent, the Company also purchases lids from third parties. Plastic lids for front and rear load containers are molded from high-density polyethylene resin at a facility in Hialeah, Florida, near Miami.

         The Company has centralized the manufacture and assembly of waste handling equipment components, such as power packs and hydraulic assemblies used in compactors, at the Miami and South Carolina facilities. These higher value assemblies are then shipped to the Company's other regional manufacturing facilities for final installation into waste handling equipment. The housings for compactors and balers are typically manufactured regionally due to transportation costs. Aside from the assembly of power and hydraulic components, the manufacture of compactors and balers is similar to that of containers.

         The Company manufactures hoists and tarp systems at its facilities in Miami. These systems require more engineering and are produced in lower volumes to warrant a more centralized approach to manufacturing.

         A significant portion of the Solid Waste Equipment Division's container manufacturing employees is paid on a production basis. This cost structure allows the Company to more accurately determine the cost of its products, as well as maintain margins as production volume varies.

         The principal materials used in the manufacture of the Solid Waste Equipment Division's products are steel, paint and plastic. Steel represents approximately 43% of the Division's direct costs, paint 7% and plastic 6%. Hi-Rise currently has several sources for its raw material requirements and believes that other sources are available. Management believes that by purchasing in larger volumes, the Company is able to exercise buying power in the steel market and purchase steel on more favorable terms than many of its competitors. Hi-Rise is proactive at monitoring steel prices and entering into favorable purchasing agreements. In the future, the Company will reduce the number of suppliers used and centrally coordinate more of its purchases to obtain the most competitive terms. Currently, Hi-Rise has a purchasing coordinator who monitors the steel market and oversees purchasing decisions. The Company currently has alternative sources for these components and the Company believes that additional sources are available. Hesco, Bes-Pac, DeVivo and American Gooseneck do not maintain supply contracts with any of their material suppliers or component manufacturers and purchase materials and components pursuant to purchase orders placed from time to time in the ordinary course of business. Failure or delay by their suppliers (or manufacturers) in supplying necessary materials or components would adversely affect the Company's ability to manufacture, obtain and deliver products on a timely basis.

         In addition, the Company obtains mechanical and electrical components, such as sprockets, hydraulic cylinders, motors, gear boxes, and electrical relays and contacts from third party manufacturers. The Company currently has alternative sources for components and believes that additional sources are available. The Division does not maintain supply contracts with any material suppliers or component manufacturers and purchases materials and components pursuant to purchase orders placed from time to time in the ordinary course of business.

         Purchase orders for Hesco's, Bes-Pac's, DeVivo's and American Gooseneck's waste containers, lids, roll-off hoists and tarps are generally filled promptly from inventory. Trash compaction systems are manufactured to the customer's order. The minimum period of time required by Hesco and Bes-Pac to fill an order for a trash compaction system ranges from four to six weeks. As a result, the sales cycle for the Company's Hesco products may range from one day to two months depending on the type of product and available inventory.

         The Company manufactures the Hi-Rise Trisorter System, its sheet metal fabrication products, including trash and linen chutes, and trash compaction systems at its facility in Stow, Ohio. The Company engages in limited assembly operations of the Hi-Rise System at its Miami, Florida facilities. The Company obtains certain of its component parts, including carousels, roll-away waste collection bins and most of the components of the electronic control panel and "controller" incorporated into the Hi-Rise System, and to a lesser extent certain components of its trash compaction systems, from third-party manufacturers. For the years ended December 31, 1998 and 1999, substantially all of the Company's carousel requirements were purchased from one manufacturer, Accudyne Corporation. The Company currently has alternative sources for these components and believes that additional alternative sources are readily available. The Company is substantially dependent on the ability of its manufacturers, among other things, to satisfy performance and quality specifications and dedicate sufficient production capacity for components within scheduled delivery times. The Company does not maintain supply contracts with any of its manufacturers and purchases components pursuant to purchase orders placed from time to time in the ordinary course of business. Failure or delay by the Company's manufacturers in supplying necessary components to the Company would adversely affect the Company's ability to obtain and deliver products on a timely and competitive basis.

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

         The Company's Hi-Rise System assembly operations involve the certification of each system component, assembly of the system's electronic control panels, a series of quality specification measurements, and various other physical and visual tests to certify final performance specifications. The Company's sales cycle, which in the case of direct sales, leases and rentals commences at the time a prospective customer demonstrates to the Company an interest in purchasing or leasing or renting a Hi-Rise System and ends upon completion of installation of such system, at which time the Company recognizes revenue, typically ranges from two to six months. The period from the execution of a purchase order or lease or rental agreement until delivery of system components to the Company, assembly, shipment and completion of installation of such system typically ranges from one to two months in the case of existing buildings and from six to eighteen months in the case of new building construction. In the case of sales to distributors, the Company's sales cycle commences at the time a prospective customer expresses an interest in purchasing a Hi-Rise System and ends upon shipment of the system to the distributor, at which time the Company recognizes revenue, and typically ranges from two to four months. By contrast, the Company may fill purchase orders within seven days of receipt when delivered out of inventory. These orders are primarily orders for spare parts. The Company generally fills orders shortly after receipt, except in the case of new building construction where delays in installation may occur at the building owner's request as a result of its construction schedule. At December 31, 1998 and 1999, the Company had a backlog of approximately $10.1 and $9.2, respectively, relating primarily to installations of Hi-Rise Systems in new buildings and contracted compactor orders. The Company believes that its present inventory level, together with readily available components and supplies, is sufficient to satisfy the current backlog.

         The minimum period of time required by the Company to fill an order for its custom-designed Wilkinson products generally ranges from four to six weeks from its receipt of approved drawings. However, its sales cycle typically depends on the building's construction schedule. As a result, the sales cycle for the Company's Wilkinson products may range from six months to 18 months.

CUSTOMERS

         The customers for Hesco's, Bes-Pac's, DeVivo's and American Gooseneck's waste containers consist principally of waste haulers and municipalities throughout the east and west coasts of the United States. The Company markets Hesco's, Bes-Pac's, DeVivo's and American Gooseneck's trash compaction systems primarily to multi-story buildings and commercial establishments. Rebuilt garbage trucks are marketed by Hesco primarily to municipalities in South America and the Caribbean. Hesco typically enters into blanket sales orders with its municipal customers and certain waste haulers pursuant to which it agrees to sell its products to the customer at prices, which are fixed for a specified period of time.

         The Company has historically marketed the Hi-Rise System for use in existing and newly-constructed residential buildings. Hi-Rise believes that other potential customers include waste recycling companies, municipal waste haulers, hospitals, universities, hotels and government buildings. Specific markets such as the retrofit sector have been a recent focus for the Architectural Division, as most cities offer tax credits for retrofit recycling projects. In addition, the cost savings associated with the installation of a recycling system can result in a pay back period of one year. According to Construction Management Data Corporation, the new construction market is projected to be $150 million. Additionally, management estimates the retrofit market to potentially be a $6 billion market over the next 10 years.

         A substantial portion of customers for the Architectural Division's products consists of developers, architects and general contractors who require the Company's products in building construction. These customers generally utilize these products in construction of residential buildings, hotels, hospitals and other commercial buildings. Recent projects in which the Company has been involved in the design, installation and supply of waste handling systems include the American Airlines Stadium in Miami, Florida; the Banc One Ballpark in Phoenix, Arizona; and the refurbishment of the 42nd street area in New York City in co-operation with the Millennium Development Company. The Architectural Division has increasingly focused on providing additional service and maintenance to its customers, from specific design capabilities to after-market support, such as repair and maintenance.

         The Architectural Division's customers include Trump Development, The Marriott Companies, The Ritz Carlton and Turner Construction. For fiscal year 1999, no one customer accounted for more than 2% of the Architectural Division's revenues.

         A substantial portion of customers for Wilkinson's products consists of architects and building contractors who specify its products in building construction. These customers generally utilize these products in construction of residential buildings, hotels and hospitals. The Company believes that the Wilkinson Acquisition has enhanced its ability to penetrate the new construction market.

         To date, the Company has marketed the Hi-Rise System primarily to existing and newly constructed residential buildings. Since 1995, the Company has focused on the new construction residential building market. The new construction market in South Florida was a large source of orders for the Hi-Rise System during the years ended December 31, 1998 and 1999. The Company plans to market the Hi-Rise System beyond the residential building market to owners of existing commercial buildings with waste disposal chutes and newly constructed or renovated commercial multi-story buildings. The Company believes that other potential customers include waste recycling companies, municipal waste haulers, hospitals, universities, hotels and government buildings.

         In fiscal year 1999, no one customer accounted for more than 13% of the Company's total revenues, and the top ten customers represented less than 35% of total revenues. In addition, no one equipment provider or geographic sector accounted for more than 37% of total revenues.

INSTALLATION, SERVICE AND MONITORING OF THE HI-RISE SYSTEM

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

         The Company's personnel provide on-site training to building staff in the use of the Hi-Rise System. The Company provides training for both the operation and use of the hardware components of the system and execution of all applications of the software. Purchase of the system includes provision by the Company of a complete installation, operation, service and safety manual in addition to technical training, which is tailored to the needs of the building management and other personnel. Education is made available to the building manager, maintenance staff and waste hauler, typically during a two to four week curriculum. In addition, prior to the installation of the Hi-Rise System in a building, the Company institutes an educational program for residents and provides educational materials, including instructional videos, to building residents in order to encourage source-separation and proper use of the system. Building management and residents are encouraged to maintain a high level of recycling and conduct on-going source-separation surveys. When the Hi-Rise System is activated by a resident, the control panel automatically "locks-out" all other chute doors to prevent other residents from disposing of a different recyclable or garbage. Nevertheless, there are no safeguards to prevent improper disposal by the resident utilizing the system. Accordingly, the success of the Hi-Rise System is dependent upon the cooperation of the building's residents. However, based on its experience, the Company believes that it is unlikely that a resident will misuse the system, inasmuch as the control panel must be activated for disposal. Moreover, a resident not inclined to participate in the building's recycling program may simply push the garbage button for disposal of all his trash. The Company currently has three employees providing training and educational services.

         In connection with Hi-Rise System sales, the Company offers a limited warranty period of six months in the case of retrofit buildings, or one year in the case of new buildings, covering workmanship and materials, during which period the Company or its authorized service representative will make repairs and replace parts which become defective due to normal use. Pursuant to maintenance and service contracts, the Company will make repairs during business hours according to a specified period commencing upon the expiration of the warranty for a monthly fee. The Company employs five persons who are engaged in system maintenance and service (including installation), excluding twelve service representatives employed by IDC Systems. These twelve are trained to install and service both compactors and the Hi-Rise System. Other than buildings, which have entered into lease agreements with the Company, to date, 21 buildings (containing 29 systems) have entered into service contracts with the Company. Revenues from these service contracts are not material.

         As with the Hi-Rise System, IDC Systems' trash compaction systems can be easily installed into existing buildings or new buildings. Installation normally takes one to two days and consists of installing the compaction unit in the basement or first floor of the building. IDC Systems currently has twelve employees providing service and installation services.

         In connection with sales of Hesco, Bes-Pac, DeVivo and American Gooseneck products, each of Hesco, Bes-Pac, DeVivo and American Gooseneck typically offers a one-year limited warranty covering workmanship and materials, during which time it will repair or replace products or parts which become defective due to normal use.

         In connection with sales of trash compaction units, IDC Systems offers a one-year limited warranty covering workmanship and materials, during which time IDC Systems will make repairs and replace parts, which become defective due to normal use. In addition, IDC Systems attempts to enter into a maintenance and service contract with the building regarding the compaction system. Pursuant to such service contracts, for a monthly fee, IDC Systems will make repairs and generally maintain the compaction system for a one-year period, commencing upon the expiration of the warranty period. In the event a building determines not to enter into a maintenance and service agreement with IDC Systems regarding a compaction system, IDC Systems will service the system as requested by the building for a maintenance fee related to time and material costs of IDC Systems.

         Wilkinson performs installation services if requested by the customer. In connection with sales of sheet metal fabrication products, Wilkinson typically offers a one-year limited warranty covering workmanship and materials, during which time Wilkinson will make repairs and replace parts, which become defective due to normal use.

PRODUCT DEVELOPMENT

         Hi-Rise's product development efforts are focused on enhancing and refining its products to satisfy individual and industry requirements. Product development expenditures are expensed as incurred. Hi-Rise plans to continue its refinement and enhancement efforts, including development of a diverter model that enables the system to accommodate larger buildings with the Hi-Rise System and a separate compactor.

         The Company's product development efforts are focused on enhancing and refining the Hi-Rise System and on adapting the system to satisfy individual and industry requirements. For the years ended December 31, 1998 and 1999, product development expenditures by the Company were approximately $56,000, and $61,000 respectively, and were expensed as incurred. The Company intends to continue to engage in ongoing system refinement and enhancement efforts, including development of a diverter model that enables the system to accommodate larger buildings with the Hi-Rise System and a separate compactor. The system also has modem capabilities to interface via telephone communication lines with waste hauling companies and other industry participants. The Company believes that the potential ability of the system to alert waste hauling and recycling companies when collection bins reach capacity will facilitate community recycling programs and improve the efficiency of recyclable solid waste collection and disposal.

COMPETITION

         The Company faces intense competition in the solid waste handling equipment industry. Certain of the Company's competitors offer as wide a range of products, have greater market share and financial, marketing, manufacturing and other resources than the Company. Hesco, Bes-Pac, DeVivo and American Gooseneck compete with a number of national and regional manufacturers and distributors of solid waste handling equipment, including Marathon, McClain/EZ Pack and Waste Quip. At present, the Company's order backlogs are approximately four to five weeks. In addition, the Company believes that several of its competitors have added or are in the process of adding additional manufacturing capacity, which could reduce order backlogs and price levels, and consequently adversely affect the Company. Moreover, the absence of highly sophisticated technology results in a number of small regional companies entering the container product business periodically and competing with the Company.

         Although the Company believes that its products are superior to those of most of its competitors because of the quality of these products, consumers generally find the products relatively interchangeable. Consequently, price, product availability and delivery, design and manufacturing quality and service are the principal means of competition. The Company believes that it can continue to compete and further strengthen its competitive position through proper pricing, marketing and cost-effective distribution of the Company's products.

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

PATENTS AND PROPRIETARY INFORMATION

         Through Hesco, the Company holds a United States patent covering its hydraulic tarp mechanism, which expires in 2008. Additionally, through Atlantic Maintenance, the Company has a United States patent pending covering a compactor assembly for use with recycling bins, which if issued, would expire in 2017. Through DeVivo, the Company holds two patents relating to the locking mechanisms on DeVivo's front and side loading waste containers. Both of these patents expire in 2014. Additionally, DeVivo has a patent pending relating to a specialized waste container for certain liquid wastes. Through Wilkinson, the Company holds United States patents covering certain recycling bins, which expire at various dates from 2009 through 2010, and has applications pending for additional patents. The Company holds United States, Canadian and European Community patents, which cover a system of separating waste in multi-story buildings with a chute system. The Company's United States, Canadian and European Community patents expire in 2008, 2013 and 2016, respectively. Functionally equivalent waste collection and source-separation systems, which may not be covered by the Company's patents, may be currently in commercial distribution by the Company's competitors. The Company has applied for patents in Japan and Korea, similar or identical to its United States and Canadian patents.

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

EMPLOYEES

         At December 31, 1999, Hi-Rise employed approximately 575 persons, of which 12 are in executive positions, 39 are in sales, 470 are in production, two are in marketing, 24 are in service and installation, 25 are in administration, one is in education and two are in engineering.

         IDC Systems is a party to a collective bargaining agreement with the Building Service Employees International Union, Local 32-E, Service Trade Division, AFL-CIO (the "IDC Union") with respect to nine of its service employees. The current collective bargaining agreement expires in March 2000. Wilkinson is a party to a collective bargaining agreement with the Building Sheet Metal Workers International Union, Local 33, (the "Wilkinson Union") with respect to 48 of its service employees. The current collective bargaining agreement with Wilkinson Union will expire on March 29, 2000. Hi-Rise and the Wilkinson Union are currently negotiating terms of a new contract. Acme is a party to a collective bargaining agreement with the Building Sheet Metal Workers International Union, Local 32, (the "Acme Union") with respect to 12 of its service employees. The current collective bargaining agreement with the Acme Union will expire in April 2000.

ITEM 2.  DESCRIPTION OF PROPERTY FACILITIES

         The Company's principal executive offices are located at Hesco's office and manufacturing facilities in an approximately 110,000 square foot building situated on approximately six acres of land in Miami, Florida. Hesco also maintains a manufacturing facility in an approximately 70,000 square foot building in Okahumpka, Florida and an approximately 3,000 square foot shop in Hialeah, Miami, Florida used for molding its plastic container lids. Rent for these facilities are approximately $27,000 per month for the Miami facility and $1,000 per month for the Hialeah facility. The Okahumpka facility is month to month at a monthly rental of $8,000 per month. The leases for these Hesco facilities were entered into between Hesco and Evelio Acosta, the former owner of Hesco and Atlantic Maintenance, and/or affiliate of Mr. Acosta in connection with the acquisitions of Hesco and Atlantic Maintenance and are subject to unconditional guaranties between the Company and the respective landlords. The Company also leases office space in New York City on a month-to-month basis at a monthly rental of $3,000.

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

         American Gooseneck maintains its corporate headquarters and manufacturing facilities in an approximately 44,000 square foot building situated on approximately five acres of land in Phoenix, Arizona. This facility is leased from Hambicki Investment Partnership, an affiliate of the former owners of American Gooseneck, for a rental of approximately $12,000 per month pursuant to a lease expiring December 17, 2004. American Gooseneck has an option to renew the lease for an additional 60 months.

         IDC Systems' executive offices, warehouse and assembly operations are located in approximately 10,600 square feet of leased space in Mount Vernon, New York. The lease provides for a rental of approximately $7,600 per month, with increases in year three through five at 4% each, and a five-year term expiring October 1, 2000. The Company believes that IDC Systems' facilities are adequate for its present needs.

         Wilkinson's executive offices, warehouse, manufacturing and assembly operations are located in approximately 50,000 square feet of leased space in Stow, Ohio. The lease provides for an initial three-year term expiring February 2, 2000 at an initial rental of approximately $13,000 per month, with increases in the second and third year based on increases in the consumer price index. Wilkinson has an option to renew the lease for an additional two years.

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

         On March 10, 1998, World Business Brokers, Inc., a Florida corporation ("World Business Brokers"), filed a lawsuit in the Circuit Court of the Eleventh Judicial Circuit for Dade County, Florida against the Company. In general, the lawsuit alleges that the Company entered into an Information Agreement with World Business Brokers pursuant to which the Company agreed to pay a commission based upon industry standards to World Business Brokers in connection with the Company's acquisitions of Hesco and Atlantic Maintenance. World Business Brokers is seeking damages in excess of $15,000 and attorneys' fees. The Company does not believe that the outcome of this action will have a material adverse effect on the Company's financial condition or results of operations.

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

                       PERIOD                            HIGH           LOW
--------------------------------------------------  ------------- -------------
Year ended December 31, 1998
1st Quarter.......................................       $3-9/16       $2-1/2
2nd Quarter.......................................        3-5/16        2-1/2
3rd Quarter.......................................        3-6/32        1-3/4
4th Quarter.......................................        2-9/16        1-13/32

Year ended December 31, 1999
1st Quarter.......................................       $3-11/16      $1-5/16
2nd Quarter.......................................        4-3/4         3
3rd Quarter.......................................        3-1/7         2-1/8
4th Quarter.......................................        2-3/8         1-3/4

         As of April 11, 2000, there were 66 holders of record of the Company's common stock. The Company believes that there are in excess of 2,000 beneficial owners of the Company's common stock. On April 11, 2000, the closing bid price of the common stock was $1.6825 per share.

         In late June and early July 1997, the Company sold an aggregate of 200 shares of its Series B Convertible Preferred Stock, $.01 par value (the "Series B Preferred Stock"), and warrants (the "1997 Warrants") to purchase an aggregate of 888,887 shares of the common stock, in a private placement to accredited investors for an aggregate purchase price of $2,000,000 pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The Series B Preferred Stock is convertible, at the option of the holder thereof, into common stock at a conversion price of $2.25. The Series B Preferred Stock accrues common stock dividends at a rate of approximately 72,000 shares per annum, which dividends are payable upon conversion of the Series B Preferred Stock in additional shares of common stock. The Series B Preferred Stock has no voting rights. The 1997 Warrants entitle the holders thereof to purchase shares of common stock at an exercise price of $2.25 per share. In connection with the Company's acquisition of Atlantic Maintenance, on February 20, 1998, the Company issued an aggregate of 1,276,094 shares of common stock to Evelio Acosta, which shares had a market value of approximately $3,500,000 on such date.

         On February 20, 1998, the Company sold an aggregate of 1,299,098 shares of common stock at a price of $2.70 per share pursuant to Rule 506 of Regulation D under the Securities Act. The net proceeds from this transaction were used in connection with the Company's acquisition of Hesco.

         In connection with the Bes-Pac Merger, on October 30, 1998, the Company issued an aggregate of 1,890,500 shares of common stock to Ronald J. McCracken, the former owner of Bes-Pac, which shares had a market value of approximately $3,781,000 on such date.

         In January 2000, the Company issued an aggregate of 1,310,705 shares of common stock to Ronald J. McCracken, the former owner of Bes-Pac. Of such shares, 644,038 shares were issued in connection with the conversion of a subordinated convertible promissory note issued to Mr. McCracken in connection with the Company's acquisition of Bes-Pac and 666,667 shares were issued as earn-out consideration pursuant to the terms of the merger agreement related to the Bes-Pac acquisition.

         In connection with the Company's acquisition of Acme, on November 20, 1998, the Company issued an aggregate of 27,778 shares of common stock, valued at approximately $50,000, to the former shareholders of Acme.

         In connection with the Company's acquisition of the DeVivo Companies, on February 22, 1999, the Company issued an aggregate of 1,463,400 shares of common stock to the former owners of the DeVivo Companies, which shares had a market value of approximately $5,213,000 on such date.

         In connection with the Company's acquisition of Kohlman, in September 1999, the Company issued an aggregate of 200,000 shares of common stock, valued at approximately $537,500 on such date, to the former owners of the Kohlman assets.

         In connection with the Company's acquisition of American Gooseneck, on December 16, 1999, the Company issued an aggregate of 689,393 shares of common stock, valued at approximately $1,250,000 on such date, to the former shareholders of American Gooseneck.

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

         The Company is primarily engaged in manufacturing, distributing, marketing and selling solid waste handling equipment. Until February 1997, the Company was primarily engaged in distributing, marketing and selling the Hi-Rise System, a proprietary automated system designed to collect source-separated recyclables and other solid waste in multi-story residential buildings. In February 1997, the Company expanded its product lines to include sheet metal fabrication products, consisting primarily of rubbish and laundry chutes. In 1998, the Company acquired Hesco and Bes-Pac, companies engaged in the business of manufacturing, marketing and selling solid waste handling equipment products consisting primarily of waste containers and trash compaction systems. In 1999, the Company acquired DeVivo and American Gooseneck. During the year ended December 31, 1999, sales of Hesco, Bes-Pac AG and DeVivo products accounted for 76% of the Company's revenues. The Company anticipates that in the future the Hesco, Bes-Pac, DeVivo and American Gooseneck product lines will be the Company's single largest source of revenue. In addition, the Company expects that its other principal sources of revenue will be sales of rubbish and linen chutes, trash compaction systems and the Hi-Rise System and sales-types leases of the Hi-Rise System.

         The Company's results of operations for the year ended December 31, 1998 include the results of Hesco from February 20, 1998, Bes-Pac from October 30, 1998 and Acme from November 20, 1998. Additionally, the Company's results of operations for the year ended December 31, 1999 include the results of DeVivo from February 1999, Kohlman from September 1999 and American Gooseneck from December 1999. Accordingly, the Company's results of operations for the years ended December 31, 1998 and 1999 are not comparable in certain material respects.

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

         On February 20, 1998, the Company also consummated the Atlantic Maintenance Merger. As a result of the Atlantic Maintenance Merger, Atlantic Maintenance became a wholly owned subsidiary of the Company. The consideration for the Atlantic Maintenance Merger consisted of 1,276,094 shares of Common Stock. The Company also entered into a seven-year agreement with an affiliate of Acosta to lease Hesco's primary manufacturing facility. Goodwill that resulted from the business combinations described above is being amortized over forty years. On February 20, 1998, the Company sold an aggregate of 1,299,098 shares of its Common Stock for $2.70 per share in the 1998 Private Placement to accredited investors in which it received aggregate gross proceeds of approximately $3,507,560. After payment of fees, expenses and commissions, the net proceeds to the Company from the 1998 Private Placement were approximately $3,200,000. The 1998 Private Placement was consummated in order to partially fund the cash portion of the Hesco Merger.

         On October 30, 1998, the Company acquired all of the issued and outstanding shares of common stock of Bes-Pac pursuant to the merger of Bes-Pac with and into a wholly owned subsidiary of the Company. Pursuant to the Bes-Pac Merger, the Bes-Pac shares were converted into the right to receive (i) $3,000,000 in cash, (ii) an aggregate of 1,890,500 shares of Common Stock, (iii) a Note in the principal amount of $1,219,000, and (iv) the contingent right to receive additional cash and additional shares of Common Stock (collectively, the "Merger Consideration"). The Company funded the cash portion of the Merger Consideration through borrowings available under the Company's revolving and term credit facilities of up to $40.0 million from GECC and other participating lenders. During February 2000, the principal amount of the Note converted into 609,500 shares of common stock.

         Bes-Pac is engaged in the business of manufacturing and distributing solid waste handling equipment. Bes-Pac's product lines include large industrial compaction systems, roll-off waste containers and a full line of recycling equipment.

         On February 22, 1999, the Company consummated the acquisition of the DeVivo Companies. The purchase was consummated pursuant to a Stock Purchase Agreement by and among the Company, the DeVivo Companies, Mario DeVivo and two other selling stockholders owning 10% each of ETI with Mario DeVivo owning the remaining 80%. The aggregate purchase price paid by the Company to the sellers consisted of $11,707,200, in cash, and 1,463,400 shares of the Common Stock. The cash portion of the purchase price was funded through borrowings under the Company's $40 million credit facility with GECC and the other participating lenders. The Company also entered into five-year employment agreements with each of the sellers and entered into a long-term lease with Mario DeVivo for DeVivo's Newtown, Connecticut plant and office facility.

         DeVivo is engaged in the business of manufacturing and supplying waste handling and recycling equipment to the greater New York City and New England markets. ETI owns certain patent rights relating to DeVivo's business.

         On December 16, 1999, the Company consummated the acquisition of American Gooseneck, Inc. The purchase was consummated pursuant to the terms of a Stock Purchase Agreement by and among the Company, American Gooseneck and all of the shareholders of American Gooseneck (collectively, the "Shareholders"). The aggregate purchase price paid by the Company to the Shareholders was approximately $11,200,000 and consisted of the following: (i) $8,160,883 in cash to the Shareholders, (ii) $799,116 in cash to Merrill Lynch Business Financial Services to satisfy amounts owed by American Gooseneck to such entity in full, and (iii) 689,393 shares of Common Stock. The cash portion of the purchase price was funded through borrowings made under the Company's existing $61.0 million credit facility with General Electric Capital Corporation and the other lenders to that credit facility. Pursuant to the Stock Purchase Agreement, the Company withheld the delivery to the Shareholders of a number of shares of Common Stock having a fair market value of $900,000 (the "Holdback Shares"). All or a portion of the Holdback Shares will be released to the Shareholders on or prior to the first anniversary of the closing of the acquisition depending upon whether American Gooseneck meets or exceeds certain agreed upon sales targets under specified distribution agreements. The Company will retain holdback Shares not released to the Shareholders and the effective purchase price will be appropriately reduced. The Stock Purchase Agreement further provides that the Shareholders shall receive additional shares of Common Stock if American Gooseneck meets or exceeds certain agreed upon earnings targets during the two-year period following the consummation of the acquisition.

         In connection with the acquisition, American Gooseneck entered into a long-term lease with an affiliate of the Shareholders respecting American Gooseneck's principal manufacturing plant and office facility located in Phoenix, Arizona. The Company agreed to guaranty American Gooseneck's obligations under the lease.

         American Gooseneck is engaged in the business of manufacturing and distributing solid waste handling equipment. American Gooseneck's product lines include large industrial compaction systems; small and roll-off waste containers, hoists and tarps for truck hauling vehicles and a full line of recycling equipment.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

         Total revenue during the twelve months ended December 31, 1999 was $59,734,000, an increase of $28,554,000 compared to total revenue of $31,180,000 during the comparable twelve-month period of 1998. One of the primary sources of the increase is the inclusion of ten months of sales for DeVivo and twelve months of sales for Bes-Pac, Hesco and Acme in this year compared to only two months, ten months and one month, respectively in 1998. Devivo realized additional sales of $9,950,000 and BesPac had added sales of $16,153,000 and Hesco had $2,943,000. The remaining increase is a result of revenues from Acme for the twelve months of $1,896,000. The increases were partially offset by a reduction in Hi-Rise sales in 1999 of approximately $2,000,000 related to products purchased and subsequently resold in 1998 from Acme prior to acquisition as well as other vendors.

During the twelve months ended December 31, 1999, the Company recognized interest income of approximately $667,000, a decrease of $109,000 compared to $776,000 during the comparable twelve-month period of 1998. The decrease in interest income is primarily attributable to leases sold to third parties at a loss of approximately $150,000.

Total cost and expenses during the twelve months ended December 31, 1999 were $53,066,000, an increase of approximately $25,189,000 compared to total operating expenses of $27,877,000 during the comparable twelve-month period of 1998. One of the primary sources of the increase is the inclusion of ten months of costs for DeVivo and twelve months of costs for Bes-Pac and Hesco in this year compared to only two months and ten months respectively in 1998. Devivo realized additional costs of $8,675,000 and BesPac had added costs of $13,449,000 and Hesco had $4,247,000. The increase was offset by a reduction in costs at Hi-Rise due to the acquisition of Acme which previously sold to Hi-Rise.

As a percentage of revenue, cost of equipment sold increased to 70% during the twelve months ended December 31, 1999 from 68% during the prior comparable twelve-month period. The primary reason for this increase is a corresponding increase in sales of waste equipment which has a higher cost of sales on a percentage basis. Waste equipment products cost of sales is approximately 75%.

Selling and marketing expenses during the twelve months ended December 31, 1999 were $2,460,000, an increase of $1,159,000 compared to selling and marketing expenses of $1,301,000 during the comparable twelve-month period of 1998. Selling and marketing expenses for the twelve months ended December 31, 1999 include approximately $35,000 for DeVivo and an aggregate of an additional $1,120,000 of expenses for Hesco and Bes-Pac for additional months of 1999.

General and administrative expenses during the twelve months ended December 31, 1999 were $8,610,000 an increase of approximately $3,179,000 compared to general and administrative expenses of $5,431,000 during the comparable twelve-month period of 1998. General and administrative expenses for the twelve months ended December 31, 1999 include approximately $1,408,000 for DeVivo. The remaining increase is related to increased personnel and professional fees. In addition there was approximately $500,000 of one time expenses related to closing of a facility and costs associated with acquisitions not consumated.

Interest expense increased to $3,729,000 as compared to $1,001,000 for the comparable twelve-month period of 1998, as a result of increased borrowings under the Company's credit facilities. Advances under such credit facilities were used to finance the acquisitions of the company. In addition the company's loss carryforwards were fully used in 1999 and the company realized a net tax rate of 31%. This resulted in a increase of taxes to $1,124,000 compared to $75,000 last year. In the future years the company expects to be fully taxed at a rate of 40%.

As a result of the foregoing, the Company realized net income of $2,482,000 during the twelve months ended December 31, 1999, compared to a net income of $3,003,000 during the twelve months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had working capital of $2,612,000 and cash and cash equivalents aggregating $194,000, compared to working capital of $5,194,000 and cash and cash equivalents of $324,000 at December 31, 1998. The decrease is a result of additional borrowing under the company's revolving lines of credit and principle payments due in year 2000 not due in 1999 due to grace periods on principle payments.

During 1998, the Company obtained a $40.0 million credit facility from GECC and other participating lenders. In September 1999, the aggregate amounts available under this facility were increased to $61.0 million. In particular, the Company's revolving line of credit was increased by $9.0 million, from $8.0 million to $17.0 million, and its acquisition line of credit was increased by $12.0 million, from $8.0 million to $20.0 million. This facility consists of two revolving lines of credit totaling $26.0 million, a $9.0 million term loan, a $6.0 million term loan and a $20.0 million acquisition line. Accounts receivable and inventory of the Company and its subsidiaries collateralize one revolving line of credit in the amount of up to $8.0 million. The borrowing base is calculated by taking 80% of the value of eligible receivables and 50% of the value of eligible inventory. Approximately $10,583,000 was outstanding under this line of credit as of December 31, 1999. The other revolving line of credit in the amount of up to $9.0 million is collateralized by leases entered into by the Company for Hi-Rise systems and other products manufactured by the Company and its subsidiaries. The borrowing base is calculated by taking 90% of the value of eligible leases issued by the Company for its equipment. Approximately $8,100,000 was outstanding under this line of credit as of December 31, 1999. Both lines of credit bear interest at a rate per annum equal to the prime rate as announced by THE WALL STREET JOURNAL plus .5% and are due in October 2003. The term loan is for $9.0 million and bears interest at a fixed rate of 11% for five years. Interest only on the term loan is payable quarterly for four and one-half years with principal payable for two quarters in the amount of $1.5 million and a $6.0 million payment due at October 30, 2003. The $6.0 million term loan has a twelve-month period of interest only and principal payments to be paid on a quarterly basis until October 30, 2003. The acquisition facility also has a twelve-month interest only period and quarterly principal payments due five years from the funding of the loan. Both the $6.0 million term loan and the acquisition facility bear interest at a rate of prime, as announced by THE WALL STREET JOURNAL, plus 1%.

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

         In June 1998 and December 1999, the Company had entered into a lease sale arrangement with Western Finance and Lease, Inc., formerly known as First Sierra, Inc. ("Western Finance"), pursuant to which Western Finance has agreed to purchase, from time to time, eligible leases of Hi-Rise Systems from the Company for a purchase price equal to the discounted present value of the leases purchased. During 1999, the Company sold the anticipated cash flow relating to twenty two (22) Hi-Rise System leases to Western Finance for an aggregate of $1,706,566.

During the twelve months ended December 31, 1999, net cash used by operating activities was $3,720,000, compared to net cash used by operating activities of $1,340,000 during the twelve months ended December 31, 1998. Accounts receivable increased by $2,583,000 as a result of increased sales by Wilkinson, DeVivo and Bes-Pac during the twelve months ended December 31, 1999. The Company anticipates that sales by Bes-Pac and DeVivo of waste equipment will decrease during the next two quarters as a result of the seasonality of such companies' historical operations. In addition, inventory increased by $2,245,000 primarily as a result of purchases of inventory for equipment and materials to support the Company's $8 million backlog. Additionally, net investment in sales type leases increased by $2,040,000 as a result of 35 leases added to the lease portfolio.

Net cash used by investing activities was $23,914,000 during the twelve months ended December 31, 1999. This is primarily the result of cash used for payment of expenses as part of the DeVivo acquisition and purchase of capital equipment. Net cash provided by financing activities was $27,504,000 during 1999. This increase was primarily the result of increased borrowings under the Company's lines of credit in connection with acquisitions and lease financing.

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

YEAR 2000

         As of March 31, 2000, the Company has not experienced any immediate adverse impact on its operations from the transition to the Year 2000. The Company cannot grant any assurances, however, that its operations have not been affected in a manner that is not yet apparent or in a manner that will arise in the future. In addition, certain computer programs that were date sensitive to the Year 2000 may not have been programmed to process the Year 2000 as a leap year, and negative effects from this remain unknown. As a result, the Company will continue to monitor its Year 2000 compliance and the Year 2000 compliance of its suppliers and customers. However, the Company does not anticipate any Year 2000 problems that are reasonably likely to have a material adverse effect on its operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

                  NAME                    AGE                         POSITION
-------------------------------------- -------  ---------------------------------------------------------
Donald Engel..........................    66    Chairman of the Board and Chief Executive Officer

J. Gary McAlpin.......................    47    President and Chief Operating Officer

Bradley Hacker........................    40    Chief Financial Officer and Corporate Secretary

Michael F. Bracken....................    41    Executive Vice President - New Construction Sales

Ronald J. McCracken...................    49    Executive Vice President - Business Development and Sales

Ira S. Merritt........................    62    Director

Joel M. Pashcow.......................    55    Director

Warren Adelson........................    57    Director

Leonard Toboroff......................    67    Director

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

         BRADLEY HACKER has been the Company's Chief Financial Officer since July 1997. Mr. Hacker joined the Company in July 1993 as its controller. For the seven years prior to joining the Company, various divisions of Campbell Taggert, a subsidiary of Anheuser-Busch, employed Mr. Hacker.

         MICHAEL F. BRACKEN has been the Company's Executive Vice President - New Construction Sales since July 1996. Mr. Bracken joined the Company in September 1993 as a salesman of the hi-rise system. From August 1992 to August 1993, Mr. Bracken was the General Manager and Construction Project Manager of Brick ell Biscayne Condominium in Miami, Florida. Prior to 1992, Mr. Bracken served as a field manager of Schlumberger Overseas Ltd., a petroleum engineering company in South East Asia.

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

         LEONARD TOBOROFF has been a director of the Company since January 1999. Mr. Toberoff has served as a Vice President of Riddell Sports, Inc. since April 1998. Since May 1989, Mr. Toberoff has been a Vice Chairman of the Board of Allis-Chalmers Corp. Additionally, Mr. Toberoff has served as a director of Ameriscribe Corp. since August 1987 and served as its Chairman and Chief Executive Officer from December 1987 to May 1988. From May through July 1982, Mr. Toberoff served as Chairman and Chief Executive Officer of American Bakeries Company. Mr. Toberoff has served as a director of Banner Aerospace, Inc., a supplier of aircraft parts since September 1992. He has also been a director of Engex, Inc. and Saratoga Springs Beverage Corp. since 1993. Mr. Toberoff has been a practicing attorney since 1961.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

         During 1999, the Board of Directors held four meetings and took action three additional times by unanimous written consent. No Director attended fewer than 75% of the meetings of the Board of Directors held during 1998 during the period of such Director's service.

         The only committees of the Board of Directors are the Audit Committee and the Compensation Committee. The Board does not have a nominating or similar committee. The Company's Board of Directors performs the functions of a nominating or similar committee.

         Messrs. Merritt and Adelson are the current members of the Company's Audit Committee. The Audit Committee held two meetings during 1999. The duties and responsibilities of the Audit Committee include (a) recommending to the Board the appointment of the Company's auditors and any termination of engagement, (b) reviewing the plan and scope of audits, (c) reviewing the Company's significant accounting policies and internal controls and (d) having general responsibility for all related auditing matters.

         Messrs. Pashcow and Merritt are the current members of the Company's Compensation Committee, which committee held three meetings during 1999. The Compensation Committee reviews and approves the compensation of the Company's executive officers and administers the Company's stock option plans.

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

         OPTIONS. Each non-employee director receives an automatic grant of options to purchase 20,000 shares of common stock, par value $.01 per share (the "Common Stock"), under the Company's 1996 Directors' Stock Option Plan on his or her initial election to the Board of Directors. Thereafter, each director receives an automatic grant of options to purchase 1,000 shares of Common Stock upon such director's reelection as a member of the Board. For 1998, each of Messrs. Merritt, Pashcow and Adelson received grants under this plan. Each option grant, vesting in equal installments over five years and having a ten-year term, permits the holder to purchase shares at their fair market value on the date of grant, which was $2.50 in the case of options granted in 1999.

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

         To the Company's knowledge, based solely on a review of the copies of filings furnished to the Company and written or oral representations that no other reports were required, the Company believes that all of its directors and executive officers complied during 1999 with the reporting requirements of
Section 16(a) of the Securities Exchange Act of 1934, with the exception of (i) the grant of options to purchase an aggregate of 1,000 shares of common stock and the grant of warrants to purchase an aggregate of 20,000 shares of commons tock to Ira S. Merritt, a Director of the Company during the period July 1999 to July 1998, (ii) the grant of options to purchase an aggregate of 80,000 shares of common stock to Bradley Hacker, the Company's Chief Financial Officer and Secretary, during the period July 1993 to December 1998, which transactions were reported in February 2000. Each of these late filings resulted from administrative oversights.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth, for the fiscal years ended December 31, 1999, 1998 and 1997, the aggregate compensation awarded to, earned by or paid to Donald Engel, the Company's Chairman and Chief Executive Officer, J. Gary McAlpin, the Company's President and Chief Operating Officer, Bradley Hacker, the Company's Chief Financial Officer and Secretary, and Michael F. Bracken, the Company's Executive Vice President - New Construction Sales (collectively, the "Named Executive Officers"). No other executive officers of the Company earned compensation in excess of $100,000 during 1999. The Company did not grant any restricted stock awards or stock appreciation rights or makes any long-term incentive plan payouts during such fiscal years.

                           SUMMARY COMPENSATION TABLE

                                               ANNUAL                 LONG-TERM
                                            COMPENSATION            COMPENSATION
                                  -------------------------------   ------------
  NAME AND PRINCIPAL POSITION       YEAR     SALARY      BONUS         OPTIONS
--------------------------------  -------- ----------  ----------   ------------
Donald Engel ...................    1999    $180,000    $100,000     200,000(3)
     Chairman of the Board and      1998    $180,000          --     200,000(3)
     Chief Executive Officer (1)    1997    $180,000          --     200,000(2)

J. Gary McAlpin ................    1999    $120,635    $100,000      50,000(3)
     President and Chief            1998    $118,008    $100,000     200,000(3)
     Operating Officer              1997    $ 96,875          --     107,500(2)

Bradley Hacker .................    1999    $ 85,768    $ 40,000      20,000(3)
     Chief Financial Officer and    1998    $ 82,840    $ 50,000      10,000(3)
     Secretary                      1997    $ 75,355    $ 20,000      35,000(2)

Ronald J. McCracken ............    1999    $118,024          --          --
     Executive Vice President -     1998    $ 20,000          --          --
     Business Development and       1997          --          --          --
     Sales

Michael F. Bracken .............    1999    $125,874          --          --
     Vice President - New           1998    $117,580          --      15,000(3)
     Construction Sales             1997          --          --          --
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

         In July 1993, the Company also adopted a director's stock option plan pursuant to which 50,000 shares of Common Stock had been reserved for issuance for grants of options to non-employee directors. As of December 31, 1998, options to purchase an aggregate of 10,000 shares of Common Stock had been granted and were outstanding under this director's stock option plan. The Board of Directors terminated this director's stock option plan in 1996.

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

         In March 1998, the Company adopted the 1998 Executive Incentive Compensation Plan (the "1998 Plan"). The 1998 Plan provides for grants of stock options, stock appreciation rights ("SARs"), restricted stock, deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property. The 1998 Plan was approved by shareholders in June 1998 as part of the Company's 1998 Annual Meeting of Shareholders. The 1998 Plan is intended to supplement the Company's existing stock option plans. Pursuant to the 1998 Plan, an aggregate of 2,000,000 shares have been reserved for issuance to our officers, directors, employees and independent contractors. As of December 31, 1999, options to purchase an aggregate of approximately 1,017,525 shares of Common Stock were issued and outstanding under the 1998 Plan at an average exercise price of $2.4169 per share.

OPTION/SAE GRANT TABLE

         The following table sets forth information concerning grants of stock options made during the year ended December 31, 1999 to the Named Executive Officers. No stock appreciation rights were granted in 1999.

                          OPTION GRANTS FIR FISCAL 1999
                               (INDIVIDUAL GRANTS)

                                            PERCENT OF
                                          TOTAL OPTIONS
                                            GRANTED TO   EXERCISE
                             NUMBER OF     EMPLOYEES IN    PRICE    EXPIRATION
             NAME         OPTIONS GRANTED  FISCAL YEAR   ($/SHARE)     DATE
------------------------- ---------------  ------------  ---------- ----------

Donald Engel ............     200,000         53.3%        $2.50       2/2/09
J. Gary McAlpin .........      50,000         13.3%        $2.50       2/2/09
Bradley Hacker ..........      20,000          5.3%        $2.50       2/2/09
Michael F. Bracken ......          --           --            --           --
Ronald J. McCracken .....          --           --            --           --

AGGREGATED FISCAL YEAR-END OPTION VALUE TABLE

         The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers at December 31, 1999. No stock options were exercised by the Named Executive Officers during the year ended December 31, 1999. No stock appreciation rights were granted or are outstanding.

                                                                                          VALUE OF UNEXERCISED
                             SHARES                NUMBER OF SECURITIES UNDERLYING       IN-THE-MONEY OPTIONS AT
                            ACQUIRED               UNEXCERSICED OPTIONS AT 12/31/99              12/31/99
                              UPON        VALUE    --------------------------------   ----------------------------
          NAME            EXERCISE (#)  REALIZED   EXERCISABLE        UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
------------------------- ------------  --------   -----------        -------------   -----------    -------------
Donald Engel ............     --           --       1,350,000                --           (2)
J. Gary McAlpin .........     --           --         325,000            10,000           (2)
Bradley Hacker ..........     --           --          80,000             9,000           (2)
Michael F. Bracken ......     --           --         115,000            39,000           (2)
Ronald J. McCracken .....     --           --              --                --           --
-------------------------

(1)  Values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $2.094, the average of the high and low common stock price reported for Nasdaq transactions on December 31, 1999.
(2)  The option exercise price exceeded the fair market value of the Common Stock on such date, and accordingly, such options were "underwater."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 11, 2000, the number of shares of Common Stock that were owned beneficially by (i) each person who is known by the Company to beneficially own more than 5% of the Common Stock, (ii) each director, (iii) the Named Executive Officers (as defined in "Executive Compensation") and (iv) all directors and executive officers of the Company as a group:

                                             AGGREGATE NUMBER OF
                                             SHARES BENEFICIALLY     ACQUIRABLE           TOTAL NUMBER OF
                                                    OWNED          WITHIN 60 DAYS       SHARES BENEFICIALLY   PERCENTAGE OF
                  NAME                               (A)               (1) (B)        OWNER (COLUMNS (A)+(B))  OWNERSHIP
-------------------------------------------  -------------------   ---------------    ----------------------- -------------
Donald Engel...............................        60,000               1,350,000          1,410,000               8
J. Gary McAlpin............................            --                 325,000            325,000               2
Bradley Hacker.............................            --                  80,000             80,000               1
Ronald J. McCracken........................     2,961,805                      --                 --              19
Michael F. Bracken.........................            --                 115,000            115,000               1
Maria DeVivo...............................     1,278,882                      --          1,278,882               7
Evelio Acosta..............................     1,194,094                      --          1,194,094               8
Warren Adelson.............................       704,496                 293,000            997,496               6
Ira S. Merritt.............................         1,000                  33,000             34,000               *
Joel M. Pashcow............................            --                  49,000             49,000               *
Leonard Toberoff...........................            --                  46,000             46,000               *
General Electric Capital Corporation.......            --               1,024,155          1,024,155               7
All directors and executive officers as
a group (11 persons).......................     6,200,277               2,291,000          7,433,995              41
-------------------------

 *   Represents less than 1% of the outstanding common stock.
(1)  Reflects the number of shares that could be purchased by the holder by exercise of options granted under our stock option plans or warrants at April 13, 2000 or within 60 days thereafter.

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

         In February 1997, the Company acquired all of the issued and outstanding capital stock of Hesco and Atlantic Maintenance from Evelio Acosta. In connection with these transactions, Hesco entered into a lease with Acosta Family Limited Partnership, an affiliate of Evelio Acosta, for Hesco's corporate headquarters and manufacturing facilities in an approximately 110,000 square foot building situated in Miami, Florida at a monthly rental of approximately $27,000 per month, plus applicable sales tax. The Company entered into an agreement with the partnership unconditionally guaranteeing Hesco's obligations under this lease. Also in connection with the acquisition of Hesco and Atlantic Maintenance, Hesco entered into a lease with Evelio Acosta and his spouse, Gladys Acosta, for an approximately 3,000 square foot shop in Hialeah, Miami, Florida, at a monthly rent of approximately $1,000 per month. The Company also guaranteed the obligations of Hesco under this lease. During 1999, an aggregate of approximately $442,000 was paid to Evelio Acosta under these leases.

         In connection with the Company's acquisition of Hesco and Atlantic Maintenance of Miami, Donald Engel, the Company's Chairman of the Board and Chief Executive Officer, loaned the Company $500,000, which loan accrued interest at an annual rate of 10% per annum. The Company repaid the principal amount of the loan, together with $33,333 of accrued interest, in October 1998 with amounts available under the Company's financing arrangements with General Electric Capital Corporation and participating lenders. In connection with this loan, the Company granted Mr. Engel warrants to purchase an aggregate of 250,000 shares of Common Stock at a price of $2.75 per share, which purchase price was slightly greater than the market price of the Common Stock on the date of grant of such warrants.

         In connection with the Company's acquisition of Bes-Pac, the Company entered into a five-year employment agreement with Ronald McCracken, the former sole shareholder of Bes-Pac, pursuant to which Mr. McCracken is serving as the Company's Executive Vice President of Business Development and Sales. Additionally, in connection with this acquisition, amendments to certain real property leases respecting three facilities owned by Mr. McCracken at which Bes-Pac conducts business operations were executed, which, among other things, shorted the term of two of such leases to a period of seven years. The Company agreed to guaranty Bes-Pac's obligations under all of these leases. During 1999, an aggregate of approximately $312,000 was paid to Mr. McCracken under these leases.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)   Exhibits

   EXHIBITS    DESCRIPTION
------------   ---------

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

     10.18     Lease Financing Agreement between the Company and First Sierra.
               (5)

     10.19 Merger Agreement between the Company, IDC Acquisition Sub, Inc., IDC Systems and the stockholders of IDC Systems. (5)

     10.20     Employment Agreement between the Company and Seymour Oestreicher.
               (2)(5)

     10.21 Subscription Agreement between the Company and Norton Herrick dated June 27, 1995. (6)

     10.22 Registration Rights Agreement dated June 27, 1995, between the Company and Norton Herrick. (7)

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

     10.28     1996 Stock Option Plan (2)(13)

     10.29     1996 Directors Stock Option Plan. (2)(14)

     10.30 Employment Agreement dated March 25, 1996 between the Company and Donald Engel. (2)

     10.31 Employment and Consulting Agreement dated March 25, 1996 between the Company and Mark D. Shantzis. (2)

     10.32 Promissory Note, Commercial Security Agreements and Agreements to Furnish Insurance dated February 3, 1997 by the Company and WC Acquisition Corp. (now known as Wilkinson Company, Inc.) in favor of Ocean Bank. (15)

     10.33 Credit Agreement dated September 17, 1997 between the Company and Ocean Bank. (15)

     10.34 Variable Rate Commercial Promissory Note, Commercial/Agricultural Revolving or Draw Note-Variable Rate, Commercial Security Agreements and Commercial Continuing Guaranties dated December 19, 1998 by the Company and Hesco Sales, Inc. in favor of Ocean Bank. (16)

     10.35 Agreement and Plan of Merger dated as of February 11, 1998 by and among the Company, AM Acquisition Corp., Atlantic Maintenance of Miami, Inc. and Evelio Acosta. (17)

     10.36 Agreement and Plan of Merger dated as of February 11, 1998 by and among the Company, HS Acquisition Corp., Hesco Sales, Inc. and Evelio Acosta. (18)

     10.37 Business Lease dated February 20, 1998 between Evelio and Gladys Acosta and Hesco Sales, Inc. (19)


     10.38 Business Lease dated February 20, 1998 between Acosta Family Limited Partnership and Hesco Sales, Inc. (20)

     10.39 Unconditional Continuing Guaranty of Leases dated February 20, 1998 by and between the Company and Evelio and Gladys Acosta.
               (21)

     10.40 Unconditional Continuing Guaranty of Leases dated February 20, 1998 by and between the Company and Acosta Family Limited Partnership. (22)

     10.41 Indemnification Agreement dated February 20, 1998 by and among the Company, HS Acquisition Corp., AM Acquisition Corp., Hesco Sales, Inc., Atlantic Maintenance of Miami, Inc. and Evelio Acosta. (23)

     10.42 Employment Agreement dated February 20, 1998 between Hesco Sales, Inc. and Evelio Acosta. (24)

     10.43     Employment Agreement dated March 10, 1998 between the Company and
               J. Gary McAlpin. (25)

     10.44 Employment Agreement dated March 10, 1998 between the Company and Bradley Hacker. (26)

     10.45 Settlement Agreement and Mutual General Release between Milton Payton and the Company dated March 2, 1998. (27)

     10.46 Credit Agreement (the "Credit Agreement"), dated as of October 28, 1998, by and among Hi-Rise Recycling Systems, Inc., IDC Acquisition Sub, Inc., Wilkinson Company, Inc., Recycletech Enterprises Inc., Hesco Sales, Inc., United Truck and Body Corporation, Hesco Export Corporation, BPI Acquisition Corp., and DII Corporation, as Borrowers, General Electric Capital Corporation, NationsBank, N.A., Key Corporate Capital, Inc. and the other lenders signatory thereto, as Lenders, General Electric Capital Corporation, as Administrative Agent for the Lenders, and NationsBank, N.A., as Revolver Agent for the Lenders. (28)

     10.47 Revolving Note (Revolver A), dated as of October 28, 1998, in the aggregate principal amount of $2,250,000 issued by the Lenders to General Electric Capital Corporation ("GECC"). (29)

     10.48 Revolving Note (Revolver A), dated as of October 28, 1998, in the aggregate principal amount of $3,350,000 issued by the Lenders to NationsBank, N.A. ("NationsBank"). (30)

     10.49 Revolving Note (Revolver B), dated as of October 28, 1998, in the aggregate principal amount of $3,150,000 issued by the Lenders to GECC. (31)

     10.50 Revolving Note (Revolver A), dated as of October 28, 1998, in the aggregate principal amount of $3,150,000 issued by the Lenders to NationsBank. (32)

     10.51 Revolving Note (Revolver A), dated as of October 28, 1998, in the aggregate principal amount of $2,400,000 issued by the Lenders to Key Corporate Capital, Inc., ("Key Corporate"). (34)

     10.52 Revolving Note (Revolver B), dated as of October 28, 1998, in the aggregate principal amount of $2,700,000 issued by the Lenders to Key Corporate. (35)

     10.53 Term Note (Term Loan A), dated as of October 28, 1998, in the aggregate principal amount of $1,050,000 issued by the Lenders to GECC. (36)

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

     10.59 Acquisition Loan Note, dated as of October 28, 1998, in the aggregate principal amount of $3,350,000 issued by the Lenders to NationsBank. (42)

     10.60 Acquisition Loan Note, dated as of October 28, 1998, in the aggregate principal amount of $2,400,000 issued by the Lenders to Key Corporate. (43)

     10.61 Swing Line Loan (Revolver A), dated as of October 28, 1998, in the aggregate principal amount of $1,000,000 issued by the Lenders to NationsBank. (44)

     10.62 Swing Line Loan (Revolver B), dated as of October 28, 1998, in the aggregate principal amount of $1,000,000 issued by the Lenders to NationsBank. (45)

     10.62 Security Agreement, dated as of October 28, 1998, between the Lenders and GECC, in its capacity as Administrative Agent for the Lenders under the Credit Agreement. (46)

     19.64 Pledge Agreement, dated as of October 28, 1998, between Hi-Rise Recycling Systems, Inc. ("Hi-Rise') and GECC, in its capacity as Administrative Agent for the Lenders under the Credit Agreement.
               (47)

     10.65 Pledge Agreement, dated as of October 28, 1998, between Hesco Sales, Inc. and GECC, in its capacity as Administrative Agent for the Lenders under the Credit Agreement. (48)

     10.66 Registration Rights Agreement, dated as of October 28, 1998, between Hi-Rise and GECC, NationsBank and Key Corporate. (49)

     10.67 Securities Purchase Agreement, dated as of October 28, 1998, by and among HI-Rise, GECC, NationsBank and Key Corporate. (50)

     10.68 Stock Purchase Warrant, dated as of October 28, 1998, issued by Hi-Rise to GECC. (51)

     10.69 Stock Purchase Warrant, dated as of October 28, 1998, issued by Hi-Rise to Key Corporate. (52)

     10.70 Agreement and Plan of Merger, dated as of October 9, 1998, between the Company, BPI Acquisition Corp. Bes-Pac, Inc. and Ronald J. McCracken (53)

     10.71 Stock Purchase Agreement, dated as of February 23, 1999 among the Company, DII Acquisition Corp., DeVivo Industries, Inc., Ecological Technologies, Inc., Mario DeVivo, Mariano Tucciarone and Anthony Rosati (54)

     10.72 Stock Purchase Agreement, dated as of December 13, 1999, by and among the Company, American Gooseneck, Inc. and the shareholders of American Gooseneck, Inc. (55)

     21.2      Subsidiaries of the Company.

     23.1 Consent of Independent Accountants-PricewaterhouseCoopers L.L.P., dated April 14, 2000.

     27.1      Financial Data Schedule.

-------------------------
(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (No. 33-63778-A).
(2)  Management contract or compensation plan.
(3) Incorporated by reference to Exhibit 10.16 filed with the Company's Form 10-KSB for the year ended December 31, 1993.
(4) Incorporated by reference to Exhibit 10.17 filed with the Company's Form 10-QSB for the quarter ended December 31, 1994.
(5) Incorporated by reference to Exhibit 10.18 and 10.19 filed with the Company's Form 10-KSB for the year ended December 31, 1994.
(6) Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated June 27, 1995.
(7) Incorporated by reference to Exhibit 10.2 filed with the Company's Current Report on Form 8-K dated June 27, 1995.
(8) Incorporated by reference to Exhibit 2 filed with the Company's Current Report on Form 8-K dated February 3, 1977.
(9) Incorporated by reference to Exhibit 10.24 filed with the Company's Form 10-KSB for the year ended December 31, 1996.
(10) Incorporated by reference to Exhibit 10.25 filed with the Company's Form 10-KSB for the year ended December 31, 1996.
(11) Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.
(12) Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.
(13) Incorporated by reference to Exhibit A filed with the Company's Definitive Proxy Statement with respect to its 1996 Annual Meeting of Shareholders held on July 16, 1996 (the "1996 Proxy Statement").
(14) Incorporated by reference to Exhibit 10.24 filed with the Company's Form 10-KSB for the year ended December 31, 1996.
(15) Incorporated by reference to Exhibit 10.25 filed with the Company's Form 10-KSB for the year ended December 31, 1996.
(16) Incorporated by reference to Exhibit 10.32 filed with the Company's Form 10-KSB for the year ended December 31, 1996.
(17) Incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K dated March 9, 1998.

(18) Incorporated by reference to Exhibit 2.2 filed with the Company's Current Report on Form 8-K dated March 9, 1998.
(19) Incorporated by reference to Exhibit 10.37 filed with the Company's Form 10-KSB for the year ended December 31, 1997.
(20) Incorporated by reference to Exhibit 10.38 filed with the Company's Form 10-KSB for the year ended December 31, 1997.
(21) Incorporated by reference to Exhibit 10.39 filed with the Company's Form 10-KSB for the year ended December 31, 1997.
(22) Incorporated by reference to Exhibit 10.40 filed with the Company's Form 10-KSB for the year ended December 31, 1997.
(23) Incorporated by reference to Exhibit 10.41 filed with the Company's Form 10-KSB for the year ended December 31, 1997.
(24) Incorporated by reference to Exhibit 10.42 filed with the Company's Form 10-KSB for the year ended December 31, 1997.
(25) Incorporated by reference to Exhibit 10.43 filed with the Company's Form 10-KSB for the year ended December 31, 1997.
(26) Incorporated by reference to Exhibit 10.44 filed with the Company's Form 10-KSB for the year ended December 31, 1997.
(27) Incorporated by reference to Exhibit 10.45 filed with the Company's Form 10-KSB for the year ended December 31, 1997.
(28) Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(29) Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(30) Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(31) Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(32) Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(33) Incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(34) Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(35) Incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(36) Incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(37) Incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(38) Incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(39) Incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(40) Incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(41) Incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(42) Incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(43) Incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(44) Incorporated by reference to Exhibit 10.17 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.

(45) Incorporated by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(46) Incorporated by reference to Exhibit 10.19 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(47) Incorporated by reference to Exhibit 10.20 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(48) Incorporated by reference to Exhibit 10.21 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(49) Incorporated by reference to Exhibit 10.22 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(50) Incorporated by reference to Exhibit 10.23 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(51) Incorporated by reference to Exhibit 10.24 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(52) Incorporated by reference to Exhibit 10.25 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(53) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 9, 1998.
(54) Incorporated by reference to Exhibit 21 to the Company's Current Report on Form 8-K, dated February 23, 1999.
(55) Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated December 16, 1999.

         (b)      Reports on Form 8-K:

                  (1) The Company filed a Current Report on Form 8-K on March 8, 1999 in connection with the Company's acquisition of DeVivo.

                  (2) The Company filed a Current Report on Form 8-K on December 29, 1999 in connection with the Company's acquisition of American Gooseneck.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HI-RISE RECYCLING SYSTEMS, INC.



Date:  April 11, 2000             BY: /S/ DONALD ENGEL
                                     -----------------
                                      Donald Engel, Chairman of the Board and
                                      Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 11, 2000             BY: /S/ DONALD ENGEL
                                     -----------------
                                      Donald Engel, Chairman of the Board and
                                      Chief Executive Officer (principal
                                      executive officer)


Date:  April 11, 2000             BY: /S/ BRADLEY HACKER
                                     -------------------
                                      Bradley Hacker, Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)


Date:  April 11, 2000             BY: /S/ IRA S. MERRITT
                                     -------------------
                                      Ira S. Merritt, Director


Date:  April 11, 2000             BY: /S/ JOEL M. PASHCOW
                                     --------------------
                                      Joel M. Pashcow, Director


Date:  April 11, 2000             BY: /S/ WARREN ADELSON
                                     --------------------
                                      Warren Adelson, Director


Date:  April 11, 2000             BY: /S/ LEONARD TOBEROFF
                                     --------------------
                                      Leonard Toberoff, Director

TABLE OF CONTENTS

                                                                     PAGES

Report of Independent Certified Public Accountants                    F-2

Consolidated Financial Statements:
     Balance Sheets                                                   F-3
     Statements of Operations                                         F-4
     Statements of Changes in Shareholders' Equity                    F-5
     Statements of Cash Flows                                         F-6
     Notes to Consolidated Financial Statements                    F-7 - F-23

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of
Hi-Rise Recycling Systems, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholder's equity and cash flows present fairly, in all material respects, the financial position of Hi-Rise Recycling Systems, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PriceWaterhouseCoopers LLP

March 15, 2000

HI-RISE RECYCLING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                      ASSETS                                        1999       1998
                                                                                 --------   --------
Current assets:
    Cash and cash equivalents                                                    $    194   $    324
    Investments                                                                       170        170
    Accounts receivable, net of allowance for doubtful accounts
      of $293 and $212 in 1999 and 1998, respectively                              14,620     10,191
    Inventories                                                                    10,519      6,345
    Deferred tax asset                                                                189          -
    Other assets, net                                                               1,955        542
                                                                                 --------   --------

        Total current assets                                                       27,647     17,572

    Property and equipment, net                                                     5,779      3,430
    Net investment in sales type leases                                            10,108      8,068
    Prepaid financing costs                                                         2,340      2,152
    Deferred acquisition costs                                                        380        151
    Deferred tax asset                                                                326         --
    Other assets                                                                      451        295
    Goodwill                                                                       47,683     22,146
                                                                                 --------   --------

        Total assets                                                             $ 94,714   $ 53,814
                                                                                 ========   ========
                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                     $  5,671   $  3,865
    Cash overdrafts                                                                   739        743
    Income taxes payable                                                              461         --
    Current portion of long-term debt                                              17,975      7,890
                                                                                 --------   --------

        Total current liabilities                                                  24,846     12,498

    Long-term debt                                                                 33,401     15,777
                                                                                 --------   --------

        Total liabilities                                                          58,247     28,275

Commitments and contingencies

Shareholders' equity:
    Preferred stock, $.01 par value per share; 1,000,000 shares authorized;
        200 shares issued and outstanding, liquidation preference of $2,000                       --
    Common stock, $.01 par value per share; 50,000,000 shares authorized;
       13,757,472 and 11,413,352 shares issued and outstanding at
       December 31, 1999 and 1998, respectively                                       137        114
    Additional paid-in capital                                                     37,482     28,870
    Accumulated deficit                                                            (1,152)    (3,445)
                                                                                 --------   --------

        Total shareholders' equity                                                 36,467     25,539
                                                                                 --------   --------

Total liabilities and shareholders' equity                                       $ 94,714   $ 53,814
                                                                                 ========   ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

HI-RISE RECYCLING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                             1999           1998
                                                     ------------   ------------
Revenues:
    Equipment sales                                  $     57,052   $     29,673
    Service and parts revenue                               2,682          1,507
                                                     ------------   ------------

        Total revenues                                     59,734         31,180
                                                     ------------   ------------

Costs and expenses:
    Cost of equipment and parts sold                       41,996         21,145
    Selling and marketing                                   2,460          1,301
    General and administrative                              8,610          5,431
                                                     ------------   ------------

        Total costs and expenses                           53,066         27,877
                                                     ------------   ------------

        Operating income                                    6,668          3,303
                                                     ------------   ------------

Other income (expense):
    Interest income                                           667            776
    Interest expense                                       (3,729)        (1,001)
                                                     ------------   ------------

                                                           (3,062)          (225)
                                                     ------------   ------------

        Income before income taxes                          3,606          3,078

Provision for income taxes                                  1,124             75
                                                     ------------   ------------

        Net income                                   $      2,482   $      3,003
                                                     ============   ============

        Net income per common share:

           Basic                                     $        .18   $       0.30
                                                     ============   ============

           Diluted                                   $        .17   $       0.27
                                                     ============   ============

        Weighted average common shares outstanding:

           Basic                                       12,564,909      9,095,563
                                                     ============   ============

           Diluted                                     15,026,858     10,560,775
                                                     ============   ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

HI-RISE RECYCLING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                Shares of                                   Additional                         Total
                                  Common       Preferred       Common         Paid-in        Accumulated    Shareholders'
                                  Stock          Stock         Stock          Capital         Deficit         Equity
                               -------------   -----------   -----------   --------------   -------------  --------------

Balance at December 31, 1997      6,468,532        $    -        $   65       $   16,728       $  (6,157)     $   10,636

Issuance of warrants in
   connection with  financing             -             -             -              943               -             943

Issuance of common stock          4,944,820             -            49           10,891               -          10,940

Dividend requirement on
   preferred stock                        -             -             -              291            (291)              -

Vesting of stock options
    issued to non-employees               -             -             -               17               -              17

Net income                                -             -             -                -           3,003           3,003
                               -------------   -----------   -----------   --------------   -------------  --------------

Balance at December 31, 1998     11,413,352             -           114           28,870          (3,445)         25,539

Issuance of common stock          2,344,120                          23            8,406               -           8,429

Dividend requirement on
   preferred stock                                                                   189            (189)              -

Vesting of stock options
    issued to non-employees               -             -             -               17               -              17

Net income                                                                                         2,482           2,482
                               -------------   -----------   -----------   --------------   -------------  --------------

Balance at December 31, 1999     13,757,472        $    -       $   137       $   37,482       $  (1,152)     $   36,467
                               =============   ===========   ===========   ==============   =============  ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

HI-RISE RECYCLING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
(AMOUNTS IN THOUSANDS)

                                                                                        1999        1998
                                                                                    --------    --------
Cash flows from operating activities:
    Net income                                                                      $  2,482    $  3,003
    Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                                    1,942         973
      Bad debt expense                                                                    11         205
      Compensation expense for stock options                                              17          17
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable                                                           (2,583)       (965)
        Inventories                                                                   (2,245)     (1,476)
        Other assets                                                                  (1,037)        140
        Net investment in sales type leases                                           (2,040)     (3,180)
        Deferred taxes                                                                  (515)         --
        Accounts payable and accrued liabilities                                        (213)        (43)
        Income taxes payable                                                             461         (11)
        Unearned service agreement revenue                                                --          (3)
                                                                                    --------    --------
           Net cash used in operating activities                                      (3,720)     (1,340)
                                                                                    --------    --------

Cash flows from investing activities:
    Decrease in restricted cash                                                           --       3,022
    (Increase) decrease in deferred acquisition costs                                   (229)         90
    Purchase of businesses, net of cash acquired                                     (22,116)    (13,587)
    Purchase of property and equipment                                                (1,381)       (449)
    Prepaid financing costs                                                             (188)     (1,209)
                                                                                    --------    --------
           Net cash used in investing activities                                     (23,914)    (12,133)
                                                                                    --------    --------

Cash flows from financing activities:
    Payment on long-term debt                                                         (3,486)    (17,822)
    Proceeds from long-term debt                                                      30,994      29,742
    Cash overdrafts                                                                       (4)        743
                                                                                    --------    --------
           Net cash provided by financing activities                                  27,504      12,663
                                                                                    --------    --------

Net decrease in cash and cash equivalents                                               (130)       (810)

Cash and cash equivalents, beginning of year                                             324       1,134
                                                                                    --------    --------

Cash and cash equivalents, end of year                                              $    194    $    324
                                                                                    ========    ========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                          $  3,431    $  1,001
                                                                                    ========    ========
    Cash paid during the year for taxes                                             $    673    $     --
                                                                                    ========    ========

Purchase of businesses, net of cash acquired:
    Working capital, other than cash                                                $ (2,299)   $ (6,730)
    Property and equipment                                                            (1,935)     (1,219)
    Cost in excess of net assets acquired, net                                       (26,512)    (20,647)
    Revolving line of credit                                                              --         750
    Debt                                                                                 201       3,319
    Issuance of common stock                                                           8,429      10,940
                                                                                    --------    --------
      Net cash used to acquire businesses                                           $(22,116)   $(13,587)
                                                                                    ========    ========

Non-cash activities:
    During 1999 and 1998, the Company acquired businesses as described in Note
    2. The Company issued stock and notes payable in conjunction with these acquisitions

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS ORGANIZATION:

Hi-Rise Recycling Systems, Inc. (the "Company") is primarily engaged in manufacturing, distributing, marketing and selling recycling and solid waste handling equipment. Until February 1997, the Company was primarily engaged in distributing, marketing and selling of proprietary automated system designed to collect and source-separate recyclable and other solid waste in multi-story residential buildings. The Company has expanded the business through a variety of acquisitions as discussed in Note 2.

2. BUSINESS COMBINATIONS:

On December 16, 1999, the Company acquired all of the outstanding common stock of American Gooseneck, Inc. ("AG"). The purchase was consummated pursuant to the terms of a Stock Purchase Agreement, dated as of December 13, 1999 (the "Stock Purchase Agreement"), by and among the Company, AG and all of the shareholders of AG. The aggregate purchase price paid by the Company was approximately $10,210,000 and consisted of $8,960,000 in cash and 689,393 shares of common stock with an aggregate fair market value at the time of closing of $1,250,000. The cash portion of the purchase price was funded through borrowings made under the Company's existing $61.0 million credit facility with GECC and the other lenders to that credit facility. Pursuant to the Stock Purchase Agreement, the Company has entered into contractual arrangements whereby shares of Company common stock may be issued to the former owner of AG upon attainment of specified financial criteria over the twelve month period following the closing as set forth in the agreement. The amount of shares to be issued cannot be fully determined until the period expires and the attainment of the criteria is established. The Company will account for any additional amounts when the specified financial criteria are achieved and it is probable that such amounts will be paid, as additional purchase price for the related acquisition.

In September 1999, the Company acquired substantially all of the assets of Kohlman Engineering Corp. ("Kohlman") for 200,000 shares of Common Stock having a fair market value of $538,000 at the time of issuance and repaid certain of the seller's expenses. Kohlman is engaged in the business of manufacturing, selling and servicing waste compactors and trash chutes.

On February 22, 1999, the Company purchased all the outstanding capital stock of DeVivo Industries, Inc. ("DeVivo") and an affiliated company, Ecological Technologies, Inc. (with DeVivo, the "DeVivo Companies") which owns certain patent rights relating to DeVivo's business. The aggregate purchase price paid by the Company for the DeVivo Companies was $16,920,000 which consisted of approximately $11,707,000 in cash and 1,463,400 shares of the Company's common stock valued at approximately $5,213,000 at the time of the issuance. The cash portion of the purchase price was funded through borrowings available under the Company's revolving and term credit facilities with GECC.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2. BUSINESS COMBINATIONS, CONTINUED:

In November 1998, the Company acquired all the outstanding stock of Acme Chute Co. ("Acme"). The aggregate purchase price of approximately $600,000 consisted of approximately $550,000 in cash, and 27,778 shares of common stock valued at approximately $50,000.

In October 1998, the Company acquired all the outstanding capital stock of Bes-Pac, Inc. ("Bes-Pac"). The aggregate purchase price of approximately $8,000,000 consisted of $3,000,000 in cash, a convertible promissory note in the principal amount of $1,219,000, 1,890,500 shares of common stock valued at approximately $3,781,000 of the Company's common stock and the contingent right to receive between $1,000,000 and $2,000,000 payable in cash and shares of the Company's common stock as described below.

The Company has entered into contractual arrangements whereby shares of Company common stock and cash may be issued to the former owner of Bes-Pac upon attainment of specified financial criteria over the twelve month period following the closing as set forth in the agreement. The amount of shares and cash to be issued cannot be fully determined until the period expires and the attainment of the criteria is established. The Company was obligated to pay at least $1,000,000 of this contingent consideration, which amount was presented in the purchase price in 1998. The amount was settled through a cash payment of $667,000 in October 1999 and the issuance of 166,500 shares common stock with a fair market value of approximately $375,000 in February 2000. In October 1999, all necessary financial criteria was achieved and the Company was obligated to pay an additional $1,000,000 which was settled through the issuance of 500,000 shares of common stock in February 2000 and was recorded as additional purchase price for the related acquisition.

In February 1998, the Company acquired all the outstanding capital stock of Hesco Sales, Inc. and Subsidiaries and Atlantic Maintenance, Inc. (collectively "Hesco"). The aggregate purchase price of approximately $11,800,000 consisted of $8,300,000 in cash and 1,276,094 shares of the Company's common stock valued at approximately $3,500,000.

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

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2. BUSINESS COMBINATIONS, CONTINUED:

The unaudited results of operations on a pro forma basis using an effective tax rate of 38% and 0% in 1999 and 1998, respectively as if each of the acquisitions had been made as of January 1, 1998 is as follows:

                                               YEARS ENDED  DECEMBER 31,
                                                   1999         1998
                                               -----------  -----------
                                               (UNAUDITED)  (UNAUDITED)

Revenues                                        $   72,117   $   71,341
Income from operations                               8,573        5,418
Net income                                           2,755        1,659
Earnings per share of common stock
   Basic                                              0.19         0.11
   Diluted                                            0.17         0.10

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

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

INVESTMENTS

Investments in marketable equity securities are classified by the Company as available-for-sale securities, whereby gains and losses, net of deferred income taxes are recorded as a separate component of shareholders' equity. The cost of investments sold is determined by specific identification. At December 31, 1999 and 1998, investments consisting of marketable equity securities are recorded at cost, which approximates fair value.

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

GOODWILL

Goodwill relating to business combinations is stated at acquisition cost less accumulated amortization. Goodwill is amortized on a straight-line basis over 20 to 40 years. The Company continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted cash flows of the related business unit. Accumulated amortization as of December 31, 1999 and 1998 totaled approximately $1,847,000 and $872,000, respectively.

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

REVENUE RECOGNITION

Revenues from solid waste handling containers and parts are recognized upon shipment of product to the customers. Revenues from waste handling systems are generally recognized upon installation of the equipment into the buildings and the related service revenues are recognized as the systems are serviced.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

REVENUE RECOGNITION, CONTINUED

The Company enters into sales-type leases primarily for hi-rise systems, which expire in various years through 2008. Revenue from these sales-type leases represents the present value of all minimum lease payments, net of executory costs. The net investment in sales type leases are discounted at the interest rates implicit in the leases. The related cost of the system is charged to cost of equipment and parts sold. Associated interest, using the interest method, is recorded over the terms of the lease agreements.

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

Shares used in the diluted calculation include the weighted average effect of shares assumed to be issued under options and warrants under the treasury stock method. In addition, the calculation includes the dilutive effect of the assumed conversion into common shares of the Company's preferred stock and the resulting elimination of the stated dividend requirements, which are payable in common stock upon conversion of the preferred stock.

The effects of 628,440 common shares in 1999, representing primarily employee stock options whose exercise prices were in excess of the average market price during 1999, and 1,282,500 common shares issuable under options, warrants and upon the conversion of preferred stock in 1998 are excluded in the computation of diluted earnings per share as the effects of the respective shares would have been anti-dilutive.

RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 1998 financial statements to conform to the December 31, 1999 presentation.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


4. INVENTORY

Inventories as of December 31 consisted of the following (amounts in thousands):

                                                1999        1998
                                              ---------   ---------
Raw materials                                 $   6,126   $   3,636
Work in progress                                    583         326
Finished goods                                    3,810       2,383
                                              ---------   ---------
                                              $  10,519   $   6,345
                                              =========   =========

5. PROPERTY AND EQUIPMENT:

Property and equipment at December 31 consisted of the following (amounts in thousands):

                                          USEFUL
                                           LIVES       1999        1998
                                        ----------   ---------   ---------

Equipment                               7 years     $    5,249   $   4,103
Furniture and fixtures                  5 years            571         443
Automobiles                             5 years            947       1,062
Computers and software                  3 years            819         576
Leasehold Improvements                  5-15 years       1,897         597
                                                     ---------   ---------

                                                         9,483       6,781
Less accumulated depreciation                            3,704       3,351
                                                     ---------   ---------
                                                     $   5,779   $   3,430
                                                     =========   =========

Depreciation expense was $967,000 and $290,000 for the years ended December 31, 1999 and 1998, respectively.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6. NET INVESTMENT IN SALES TYPE LEASES:

The net investment in sales type leases at December 31 consisted of the following (amounts in thousands):

                                                   1999        1998
                                                ----------   ---------
Minimum lease payments                          $   11,206   $   8,886
Unearned income                                     (2,142)     (1,317)
Estimated residual value of leased systems           1,044         499
                                                ----------   ---------
                                                $   10,108   $   8,068
                                                ==========   =========

Future minimum lease payments due from customers under sales-type leases as of December 31, 1999 are as follows (amounts in thousands):

2000                                               1,474
2001                                               1,736
2002                                               1,383
2003                                               1,674
2004                                               1,528
Thereafter                                         3,411
                                              ----------
                                              $   11,206
                                              ==========

During 1999 and 1998, the Company sold receivables, with recourse, with balances of $2,060,000 and $740,000, respectively. The balance of the receivables sold that remain uncollected at December 31, 1999 was approximately $2,234,000. In connection with the receivables sold during 1999, the Company recorded a loss in the amount of $150,000, which is included in general and administrative costs in the accompanying statement of operations.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


7. LONG-TERM DEBT:

Long-term debt at December 31 consisted of the following (amounts in thousands):

                                                                                 1999        1998
                                                                               -------    --------
Primary lender financing:

Revolving working capital facility with a maximum borrowing of
   $17,000, collateralized by inventory and accounts receivable                $10,583    $  6,684

Revolving working capital facility with a maximum borrowing of
   $9,000, collateralized by lease receivables                                   8,100       4,500

Promissory note, collateralized by equipment                                     9,000       9,000

Promissory note,  bears interest payable at the prime rate plus
      1%, maturing October 2003, collateralized by equipment                     5,333         -

Promissory note, bears interest payable at the prime rate plus
      1%, maturing October 2003, collateralized by equipment                    15,464         -

Other obligations:

Promissory notes to related party, interest payable monthly
  at the prime rate plus 1/4%, principle due October 2005;                       1,100       1,100

Guaranteed payment under acquisition agreement, payable
  in stock and cash, $666 paid in October 1999 and $333
   settled in February 2000                                                        333       1,000

Promissory note to related party, bears interest payable at the prime rate plus 1/4%. Principle due in quarterly payments of $68 beginning April 1999, note converted to 609,500 shares of common
  stock upon shareholder approval during February 2000                           1,219       1,219

Notes payable in monthly installments through 2003                                 244         164
                                                                               -------    --------
                                                                                51,376      23,667

Less current portion                                                            17,975       7,890
                                                                               -------    --------
Long-term debt, net of current portion                                         $33,401    $ 15,777
                                                                               =======    ========

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


7. LONG-TERM DEBT, CONTINUED:

Primary lender financing:

In October 1998, the Company obtained a $40,000,000 credit facility which was increased to $61,000,000 during 1999. The facility, which was provided by General Electric Capital Corporation ("GECC") and other participating lenders includes two revolving lines of credit totaling $26,000,000, two term loans totaling $15,000,000 and a $20,000,000 acquisition line of credit. A portion of the proceeds was used to pay off amounts outstanding under previous credit facilities. The financing is collateralized by all of the Company's existing and after acquired tangible and intangible assets and any future insurance proceeds. In addition the Company and all its subsidiaries cross-guaranteed the financing. The financing also contains limitations on and/or prohibition of mergers and acquisitions and various commercial and equity transactions.

The $26,000,000 lines of credit include a $17,000,000 line of credit that is collateralized by accounts receivable and inventory held by the Company and all its subsidiaries and a $9,000,000 line of credit that is collateralized by leases issued by the Company for systems and products manufactured by the Company and its subsidiaries. The revolving lines of credit are due in October 2003 and bear interest at the prime rate plus 1/2% (9.00% and 8.25% at December 31, 1999 and 1998, respectively).

The term loans consist of a $9,000,000 loan funded in connection with the Bes-Pac acquisition in October 1998 and a $6,000,000 loan made subsequent to December 31, 1998 in connection with the acquisition. The Bes-Pac term loan bears interest at 11%, is payable interest only for four and half years at which time two consecutive quarterly payments of $1,500,000 are due with the balance of $6,000,000 due in October 2003. The $6,000,000 term loan which was funded in February 1999 is payable in quarterly installments, bears interest at prime plus 1/2% with the balance of the loan due in October 2003.

In connection with the GECC financing, the Company issued to the financing agent and other lenders warrants to purchase an aggregate of 1,476,259 shares of its common stock, which warrants are exercisable at $1.50. The estimated aggregate fair value of the warrants of $943,298 was recorded as prepaid financing costs and are being amortized over the five year life of the financing facility.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


7. LONG-TERM DEBT, CONTINUED:

The minimum annual maturities of long-term debt after December 31, 1999 are as follows (amounts in thousands):

2000                                                    $    17,975
2001                                                          7,368
2002                                                          7,130
2003                                                         18,043
2004                                                            120
Thereafter                                                      740
                                                        -----------
                                                        $    51,376
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

8. OPERATING LEASES:

The Company leases office facilities and equipment. Approximate future minimum payments under noncancelable operating leases as of December 31, 1999, are as follows (amounts in thousands):

2000                                                    $     1,478
2001                                                          1,422
2002                                                          1,413
2003                                                          1,414
2004                                                          1,392
Thereafter                                                    3,635
                                                        -----------
                                                        $    10,754
                                                        ===========

Rental expense for the years ended December 31, 1999 and 1998 was approximately $1,488,000 and $625,000, respectively.

Included in the above amounts are operating leases for property with the former owners of Hesco, Bes-Pac and DeVivo totaling approximately $86,000 per month payable through 2005.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9. INCOME TAXES:

The provision for income taxes consists of the following:

                                                 1999        1998
                                               -------     ---------
Current provision:                             $1,233      $      75
Deferred provision:                              (109)           -
                                               -------     ---------
Total provision                                $1,124      $      75
                                               =======     =========

The Company and its U.S. subsidiaries join in the filing of a U.S. consolidated income tax return. The Company's foreign subsidiaries file separate returns in Canada.

At December 31, 1999 and 1998, the components of the net deferred tax asset were as follows:

                                                1999        1998
                                              --------    ---------
DEFERRED TAX ASSETS
Fixed Assets                                   $ 48          $ 280
Reserves and Allowances                        $189          $ -
Accrued Compensation                           $ 40          $ -
Net Operating Loss                             $136          $ -
Other                                          $102          $  76
Valuation allowance                               -           (356)
                                               ----          -----
Net deferred tax asset                         $515          $ -
                                               ====          =====

The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In 1999, the Company reversed the valuation allowance because it expects to realize the benefits of the deferred tax assets. In 1998, the Company recorded a valuation allowance of $356,000.

As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $360,000, which expire in the year 2019.

During 1999, the Company consummated certain acquisitions that included changes in the ownership of the target company's stock. The Internal Revenue Code restricts the amount of future income that may be offset by losses and credits incurred prior to an ownership change.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


9. INCOME TAXES, CONTINUED:

The reconciliation between the statutory income tax provision and the actual tax provision for the years ended December 31 is shown as follows:

                                                    1999         1998
                                                 --------     ----------

Income tax at federal statutory rate               $1,262     $    1,077
State taxes net of federal benefit                    133            108
Non-deductible expenses                               281            287
Alternative minimum tax                                 -             65
Change in valuation allowance                        (356)           -
Other                                                (196)           (60)
Utilization of net operating loss carryforward          -         (1,402)
                                                   ------     ----------
Income tax provision                               $1,124     $       75
                                                   ======     ==========

10. EQUITY TRANSACTIONS:

ISSUANCE OF PREFERRED STOCK

In June and July 1997, the Company sold 200 shares of newly created Series B non-voting convertible preferred stock, par value of $.01 per share, and warrants to purchase an aggregate of 888,887 shares of common stock at $2.25 per share, in a private placement for an aggregate purchase price of $2,000,000. The Series B preferred stock is convertible, at the option of the holder thereof, into common stock at a conversion price of $2.25 at any time subsequent to July 1, 1998. The preferred stock entitles the holder to common stock dividends of approximately 72,000 shares per annum, accrued from the date of issuance through the date of conversion.

The stated dividend requirement and the amount representing the discount from fair value of the conversion feature of the preferred stock amortized over the one year period ended July 1, 1998 has been presented as dividends in the accompanying statement of changes in shareholders' equity.

PRIVATE PLACEMENT

In February 1998, the Company sold an aggregate of 1,299,098 shares of its common stock for $2.70 per share in a private placement in which it received net proceeds of approximately $3,200,000. In connection with this placement, the Company issued the placement agent five-year warrants to purchase 129,910 shares of the Company's common stock, which warrants are exercisable at $2.70, the sales price per share of common stock in the placement.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10. EQUITY TRANSACTIONS, CONTINUED:

STOCK OPTIONS

During 1998, the Company's Board of Directors and shareholders adopted the 1998 Stock Option Plan (the "1998 Plan"), which authorizes the grant of options and stock awards to purchase 1,000,000 shares of common stock and was increased to 2,000,000 shares during 1999. The Company's Stock Option Plans and Directors Stock Option Plans authorize the issuance of an aggregate of 2,000,000 and 150,000 shares of common stock options, respectively. During 1998, the Board of Directors authorized the termination of the 1996 Stock Option Plan, although options granted thereunder may still be exercisable by the holders.

During 1996, the Company's Board of Directors and shareholders adopted the 1996 Stock Option Plan (the "1996 Plan") and the 1996 Directors Stock Option Plan (the "1996 Directors Plan") (collectively the "1996 Plans"), which authorize the grant of options to purchase 1,000,000 and 150,000 shares of common stock, respectively. The Company's Stock Option Plan (the "1993 Plan") and Directors Stock Option Plan (the "1993 Directors Plan") (collectively, with the 1996 Plans, the "Plans"), authorize the issuance of 500,000 and 50,000 shares of common stock options, respectively. The Plans are designed to serve as incentives for retaining qualified and competent employees and directors. During 1996, the Board of Directors authorized the termination of the 1993 Directors Plan, although options granted thereunder may still be exercisable by the holders.

The Company's Board of Directors administers and interprets the 1998 Plan, the 1996 Plan and the 1993 Plan and is authorized to grant options thereunder to all eligible employees of the Company, including officers and directors of the Company. Options may be granted under the 1998 Plan, the 1996 Plan and the 1993 Plan on such terms and at such prices as determined by the Board, except that the per share exercise price of options will not be less than the fair market value of the common stock on the date of grant, and in the case of an incentive stock option granted to a 10% shareholder, the per share exercise price will not be less than 110% of such fair market value. Employees' stock options typically vest twenty percent annually over a five year period and the majority of directors' stock options vest immediately.

The 1996 Directors Plan provides for an automatic grant of an option to purchase 20,000 shares of common stock upon a person's election as a director of the Company and an automatic grant of an option to purchase 1,000 shares of common stock upon such person's re-election as a director of the Company.

On November 12, 1998, the Board of Directors approved the repricing of all stock options issued under the 1996 Plan to $2.50 per share. The following table reflects the Plans' option activity for the years ended December 31:

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10. EQUITY TRANSACTIONS, CONTINUED:

                                                                   WEIGHTED AVG.               WEIGHTED AVG.
                                                                     EXERCISE                    EXERCISE
                                                          1999         PRICE         1998         PRICE
                                                        ---------  -------------   ---------   -------------
Options outstanding at beginning of year                1,497,606      $2.78       1,452,106       $4.06
Granted (exercise price = FMV at date of grant)           960,525       2.41          98,500        2.57
Exercised                                                       -          -               -           -
Cancelled                                                   6,000       2.50          53,000           -
                                                      -----------      -----     -----------       -----

Options outstanding at end of year                      2,452,131      $2.76       1,497,606       $2.78
                                                      ===========      =====     ===========       =====

Options exercisable at end of year                      1,871,464      $2.84         648,364       $4.44
                                                      ===========      =====     ===========       =====

Price range of options outstanding at end of year     $2.00-$9.75                $2.50-$9.75           -

Options available for future grants at end of year        982,475                    449,394           -
                                                      ===========      =====     ===========       =====

Weighted avg. fair value of options granted               960,525      $1.16          98,500       $2.50
                                                      ===========      =====     ===========       =====

The Company has determined not to recognize compensation expense for grants of stock options issued to employees with exercise prices at or above the market price at the time of grant. The compensation expense, if recognized, would have resulted in the pro forma amounts indicated below for the years ended December 31 (amounts in thousands):

                                                       1999        1998
                                                   ----------   ---------
Net income - as reported                           $    2,482   $   3,003
Net income (loss) - pro forma                           1,332       2,139
Net income (loss) per common share - as reported:
 Basic                                                   0.18        0.30
 Diluted                                                 0.17        0.27
Net loss per common share - pro forma:
 Basic                                                   0.09        0.20
 Diluted                                                 0.09        0.19

The fair value of each option grant was estimated as of the date of grant using the Black Sholes Option Pricing Model with the following weighted average assumptions: no expected dividends; expected volatility of 25%; risk-free interest rate ranging from 4.66% to 6.24%; and expected life of ten years.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11. DEFINED CONTRIBUTION PLANS:

The Company sponsors section 401(k) defined contribution plans which permit employees to invest up to 15% of their compensation (subject to limitation by Internal Revenue Service regulations) on a pretax basis in certain self-directed investments programs. The Company may, at the discretion of the Board of Directors, make contributions to the plans. The Company did not make any contributions to the plans in 1999 and 1998, respectively.

12. EMPLOYMENT AGREEMENTS:

The Company is obligated for compensation and bonus arrangements aggregating approximately $3,097,000 paid over a period ranging from 3 to 5 years.

13.FINANCIAL INSTRUMENTS:

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

Although the Company has expanded its operations into other states and Canada, approximately 37% of equipment sales to date have been to customers located in Florida.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items. The carrying amounts of long-term debt approximate fair value because the interest rates on these instruments change with market interest rates, except for the $9,000,000 promissory note, which is recorded at cost on the balance sheet. The fair value approximates $9,719,000 at December 31, 1999 and was estimated using the present value of cash flows at the current market rates.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

14. SEGMENTS OF THE BUSINESS:

The Company operates in the United States and Canada in two primary industry segments: (1) Architectural Specified Services which involves complete handling of hi-rise systems, compactors and chutes primarily in high-rise buildings and
(2) Solid Waste Equipment Division which involves the construction, repair and maintenance of waste handling equipment, trucks and transfer station. The following is a summary of selected data for these business segments (amounts in thousands):

                                Architectural  Solid Waste
                                 Specified      Equipment      Consolidated
                                  Services       Division          Total
                                -------------  ------------    -------------
1999
   Revenues                      $ 14,192        $ 45,542        $ 59,734
   Income before income taxes      (1,424)          5,030           3,606
   Total assets                    30,096          64,618          94,714

1998
   Revenues                      $ 12,709        $ 18,471        $ 31,180
   Income before income taxes         989           2,089           3,078
   Total assets                    36,493          17,321          53,814

15. OTHER EVENTS:

General and administrative expenses for the year ended December 31, 1999 include approximately $278,000 primarily consisting of severance and shutdown costs related to the closing of a plant facility, $240,000 consisting of professional fees and travel expenses related to an acquisition that was not consummated and $155,000 in bonuses related to acquisitions that were completed.

16. LEGAL MATTERS:

During February 1998, an employee of the New York City Housing Authority filed a lawsuit against several parties which included the Company and IDC for injuries allegedly sustained by the employee on July 30, 1996 when the casters on a trash container installed by the defendants in a New York Housing Authority building broke off, causing the trash container to fall on the employee. The case was dismissed during 1999 with no liability incurred by the Company.

HI-RISE RECYCLING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

16. LEGAL MATTERS, CONTINUED:

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

                                  EXHIBIT INDEX

     EXHIBITS                      DESCRIPTION

       21.1          Subsidiaries of the Company.
       23.1 Consent of Independent Accounts PricewaterhouseCoopers L.L.P., dated March 31, 1999.
       27.1          Financial Data Schedule