Form 10-Q
period 2000-03-31
HI RISE RECYCLING SYSTEMS INC
filed 2000-05-15
CIK 906605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

          [ ] Transition Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

             For the transition period from __________ to __________

                         Commission File Number 0-21946


                         HI-RISE RECYCLING SYSTEMS, INC.
                         -------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                    FLORIDA                          65-0222933
                    -------                          -----------
       (State or Other Jurisdiction of            (I.R.S. Employer
        Incorporation or Organization)           Identification No.)

                    8505 NW 74TH STREET, MIAMI, FLORIDA 33166
                    -----------------------------------------
                    (Address of Principal Executive Offices)


                                 (305) 597-0243
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]          No [ ]

The number of shares outstanding of the Issuer's Common Stock, $.01 Par Value, as of May 12, 2000 was 15,094,493.

Transitional small business disclosure format:

Yes  [X]          No [ ]

                                      INDEX

PART I     FINANCIAL INFORMATION
                                                                            PAGE

Item 1.    Consolidated Financial Statements (unaudited) ................... 3

           Consolidated Balance Sheets as of March 31,
               2000 and December 31, 1999 .................................. 3

           Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999 ............................... 4

           Consolidated Statement of Changes in Shareholders' Equity ....... 5
               for the three months ended March 31, 2000

           Consolidated Statements of Cash Flows for the three
               months ended March 31, 2000 and 1999 ........................ 6

           Notes to Consolidated Financial Statements ...................... 7

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations ......................... 9

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings ............................................... 13

Item 2.    Changes in Securities ........................................... 13

Item 3.    Defaults Upon Senior Securities ................................. 13

Item 4.    Submission of Matters to a Vote of Security Holders ............. 13

Item 5.    Other Information ............................................... 13

Item 6.    Exhibits and Reports on Form 8-K ................................ 13

           SIGNATURES ...................................................... 14

                         HI-RISE RECYCLING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               MARCH 31,  DECEMBER 31,
                                                                                2000          1999
                                                                               --------     --------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                  $    379     $    194
    Investments                                                                     179          170
    Accounts receivable, net of allowance for doubtful accounts
      of $358 and $293 in 2000 and 1999, respectively                            16,846       14,620
    Inventories                                                                  11,872       10,519
    Deferred tax asset                                                              700          189
    Other assets, net                                                             1,902        1,955
                                                                               --------     --------
        Total current assets                                                     31,878       27,647

    Property and equipment, net                                                   5,842        5,779
    Net investment in sales type leases                                          10,402       10,108
    Prepaid financing costs                                                       2,349        2,440
    Deferred acquisition costs                                                       76          280
    Deferred tax asset                                                              326          326
    Other assets                                                                    465          451
    Goodwill                                                                     47,741       47,683
                                                                               --------     --------
        Total assets                                                           $ 99,079     $ 94,714
                                                                               ========     ========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                                   $  5,833     $  5,671
    Cash overdrafts                                                               1,215          739
    Income taxes payable                                                             --          461
    Current portion of long-term debt                                            21,515       17,975
                                                                               --------     --------
        Total current liabilities                                                28,563       24,846

    Long-term debt                                                               32,705       33,401
                                                                               --------     --------
        Total liabilities                                                        61,268       58,247

Commitments and contingencies

Shareholders' equity:
    Preferred stock, $.01 par value per share; 1,000,000 shares authorized;
        200 shares issued and outstanding, liquidation preference of $2,000          --           --
    Common stock, $.01 par value per share; 50,000,000 shares authorized;
       15,094,493 and 13,757,472 shares issued and outstanding at
       March 31, 2000 and December 31, 1999, respectively                           150          137
    Additional paid-in capital                                                   39,465       37,482
    Accumulated deficit                                                          (1,804)      (1,152)
                                                                               --------     --------
        Total shareholders' equity                                               37,811       36,467
                                                                               --------     --------
Total liabilities and shareholders' equity                                     $ 99,079     $ 94,714
                                                                               ========     ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         HI-RISE RECYCLING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          THREE MONTHS     THREE MONTHS
                                                                               ENDED           ENDED
                                                                          MARCH 31, 2000   MARCH 31, 1999
                                                                           ------------     ------------
Total Revenues                                                             $     15,845     $     12,267

Operating Expenses

        Cost of equipment sold, including direct costs of service/parts          11,454            8,368
        Selling and marketing                                                       914              595
        General and administrative                                                3,222            2,012
                                                                           ------------     ------------
Total Operating Expenses                                                         15,590           10,975
                                                                           ------------     ------------
        Operating income                                                            255            1,292

Other income (expense):

        Interest income                                                             205              365
        Interest expense                                                         (1,447)            (681)
                                                                           ------------     ------------
Total other expense                                                              (1,242)            (316)
                                                                           ------------     ------------
(Loss) income before taxes                                                         (987)    $        976
         Taxes                                                                     (375)               -
                                                                           ------------     ------------
         Net (loss) income                                                  $      (612)    $        976

        Basic (loss) income per share                                      ($      0.05)    $       0.08

        Diluted (loss) income per share                                    ($      0.05)    $       0.07
                                                                           ============     ============
        Weighted average common shares outstanding used in
          basic calculation                                                  14,439,141       11,901,152
                                                                           ============     ============
        Weighted average common shares outstanding used
          in diluted calculation                                             14,439,141       14,435,080
                                                                           ============     ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         HI-RISE RECYCLING SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                             SHARES OF                            ADDITIONAL   TOTAL
                                               COMMON    PREFERRED     COMMON      PAID-IN   ACCUMULATED SHAREHOLDERS
                                               STOCK       STOCK        STOCK      CAPITAL     DEFICIT      EQUITY
                                             ----------   --------    ---------   ---------   ----------   ---------
Balance at December 31, 1999                 13,757,472   $     --    $     137   $  37,482   $  (1,152)   $  36,467

Issuance of common stock (unaudited)          1,337,021               $      13   $   1,943                $   1,956

Dividend requirement on preferred stock                                           $      40   $     (40)   $      --

Net loss (unaudited)                                                                          $    (612)   $    (612)

Balance at March 31, 2000                    15,094,493   $     --    $     150   $  39,465   $  (1,804)   $  37,811

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         HI-RISE RECYCLING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                 THREE MONTHS THREE MONTHS
                                                                     ENDED        ENDED
                                                                   MARCH 31,    MARCH 31,
                                                                     2000         1999
                                                                   --------     --------
OPERATING ACTIVITIES:
    Net (loss) income                                              $   (612)    $    976
    Adjustments to reconcile net income
      to net cash (used in) provided by operating activities:
    Depreciation and amortization                                       717          321
    Bad Debt Expense                                                     65           --
    Prior year costs in connection with uncompleted acquisition         280           --
    Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                              (2,291)      (1,771)
    Inventory                                                        (1,353)        (838)
    Other assets                                                         30         (116)
    Net investments in sales type leases                               (294)        (762)
    Deferred taxes                                                     (511)          --
    Accounts payable and accrued liabilities                            162          127
    Deferred acquisition costs                                                      (150)
    Income Tax Payable                                                 (461)         687
                                                                   --------     --------
    Net cash used in operating activities                            (4,268)      (1,526)

INVESTING ACTIVITIES:
    Purchase of business net of cash acquired                            --         (569)
    Increase Deferred Acquisition Cost                                  (76)          --
    Purchase of property and equipment                                 (345)        (138)
                                                                   --------     --------
    Net cash used in investing activities                              (421)        (707)
                                                                   --------     --------
FINANCING ACTIVITIES:
    Draws from line of credit                                         5,094        2,250
    Payment of long-term debt                                          (696)          --
    Cash Over Draft                                                     476           --
                                                                   --------     --------
Net cash provided by financing activities                             4,874        2,250
                                                                   --------     --------
Net increase in cash and cash equivalents                               185           17
Cash and cash equivalents, beginning of period                          194          325
                                                                   --------     --------
Cash and cash equivalents, end of period                           $    379     $    342
                                                                   --------     --------
Purchase of business, net of cash acquired:
    Working capital, other than cash                                     --     $ (1,831)
    Property, plant and equipment                                        --       (1,635)
    Cost in excess of net assets acquired, net                           --      (11,636)
    Revolving line of credit                                             --           --
    Current portion of long term debt                                    --           --
    Long term debt                                                       --       11,583
    Common stock issued                                                  --        2,950
                                                                   --------     --------
Net cash used to acquire business                                  $     --     $   (569)
                                                                   ========     ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1999 of Hi-Rise Recycling Systems, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

3. For financial reporting purposes, the Company reports revenues from sales type leases as equipment sales. Revenue from sales and sales type equipment leases is generally recognized when equipment is installed.

4. Net investment in sales type leases consists of the following at March 31, 2000 (amounts in thousands):

           Minimum Lease Payments                                 11,345
           Unearned Income                                        (1,987)
           Estimated Residual Value on Leased Equipment            1,044
                                                                  ------
                                                                  10,402

5. Inventories as of March 31, 2000 consisted of the following (amounts in thousands):

           Raw materials                                           5,265
           Work in process                                           422
           Finished goods                                          6,185
                                                                  ------
                                                                  11,872

6. Acquisitions made by the Company have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired companies are included in the Company's consolidated results of operations from the respective dates of acquisition.

The following information presents the unaudited pro forma condensed results of operations for the period January 1, 1999 through March 31, 1999, as if the Company's acquisitions of De-Vivo and Ecological Technologies, Kohlman Engineering and American Gooseneck had occurred on January 1, 1999. The pro forma results are presented for informational purposes only and are not necessarily indicative of the future results of operation of the Company or the results of operation of the Company had the acquisitions occurred on January 1, 1999.

The unaudited results of operations on a pro forma basis as if each of the acquisitions had been made as of January 1, 1999 is as follows (amounts in thousands, except share data):

                                                THREE MONTHS
                                               ENDED MARCH 31,
                                                   1999
                                                 --------
      Revenues                                   $ 16,921
      Income from operations                        1,562
      Net (loss) income                               659

      Earnings per share of common stock
           Basic                                     0.04
           Diluted                                   0.04

7. SEGMENTS OF THE BUSINESS:

             The Company operates in the United States and Canada in two primary industry segments: (1) Architectural Specified Services which involves complete handling of hi-rise systems, compactors and chutes in high-rise buildings and (2) Solid Waste Equipment Division which involves the construction, repair and maintenance of waste handling equipment, trucks and transfer station. The following is a summary of selected data for these business segments:

                                ARCHITECTURAL      SOLID WASTE EQUIPMENT       CONSOLIDATED
                             SPECIFIED SERVICES          DIVISION                  TOTAL
                             ------------------          --------                  -----
       Three Months Ended
       March 31, 2000
       --------------
       Revenues                   $  3,505               $ 12,340                 $ 15,845
       Operating Income               (463)                   718                      255
       Total assets                 66,590                 32,489                   99,079


       Three Months Ended
       March 31, 1999
       --------------
       Revenues                   $  9,319               $  2,948                 $ 12,267
       Operating Income                 82                  1,210                    1,292
       Total assets                 24,807                 48,681                   73,489

8. The Company's credit facility with GECC and the other participating lenders contains a number of covenants, including financial covenants that require the Company to meet certain financial ratios and tests. At March 31, 2000, the Company was not in compliance with the maximum leverage ratio, which non-compliance has been waived by the lenders. The Company is currently negotiating with the lenders to modify the financial covenants so that the Company may be in compliance in future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Hi-Rise Recycling Systems, Inc. (the "Company") was incorporated in May 1990 and was engaged principally in product development until January 1991, when it installed the first Hi-Rise System, on a shared savings basis. The Company only began to generate significant revenues in 1998, the first year in which the Company was profitable.

The Company is primarily engaged in manufacturing, distributing, marketing and selling solid waste handling equipment. Until February 1997, the Company was primarily engaged in distributing, marketing and selling the Hi-Rise System, a proprietary automated system designed to collect source-separated recyclables and other solid waste in multi-story residential buildings. Subsequent to such time, the Company has made a number of acquisitions of businesses in its solid waste equipment and architectural specified services segments. In 1999, the Company acquired DeVivo Industries, Inc. ("DeVivo"), Kohlman Engineering Corp. ("Kohlman") and American Gooseneck, Inc. ("American Gooseneck"). DeVivo and American Gooseneck are engaged in the business of manufacturing, marketing and selling solid waste handling equipment. Kohlman manufactures, markets, sells and services waste compactors and trash chutes. The Company anticipates that in the future the Hesco Sales, Inc. ("Hesco"), Bes-Pac, Inc. ("Bes-Pac"), DeVivo and American Gooseneck product lines will be the Company's single largest source of revenue. In addition, the Company expects that its other principal sources of revenue will be sales of rubbish and linen chutes, trash compaction systems and the Hi-Rise System and sales-types leases of the Hi-Rise System.

The Company's results of operation for the three months ended March 31, 1999 include the results of Hesco, Bes-Pac and Acme Chute Company ("Acme Chute"), each of which was acquired in 1998, for the full three months and the results of DeVivo from February 1999. The Company's results of operations for the three months ended March 31, 2000 also include the results of DeVivo, Kohlman and American Gooseneck for the full three months. Accordingly, the Company's results of operations for the three months ended March 31, 1999 and 2000 are not comparable in certain material respects.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999.

Total revenue during the three months ended March 31, 2000 was $15,845,000, an increase of $3,578,000 compared to total revenue of $12,267,000 during the prior comparable three-month period. The primary source of the increase is the inclusion of DeVivo and American Gooseneck in this quarter in the aggregate amount of $4,564,000 compared to only $1,110,000 for one month of DeVivo sales in 1999.

During the three months ended March 31, 2000, the Company had interest income of $205,000, a decrease of $160,000 compared to $365,000 during the prior comparable three-month period. The decrease in interest income is primarily attributable to decreased interest realized from investments and fewer leases in 2000 as compared to 1999 due to the sale of a portion of its net investment in sales-type leases to Western Finance in December 1999.

Total operating expenses during the three months ended March 31, 2000 were $15,590,000 an increase of $4,615,000 compared to total operating expenses of $10,975,000 during the prior comparable three-month period. A primary reason for the increase was the inclusion in the three months ended March 31, 2000 of additional cost of sales for DeVivo and American Gooseneck of $3,379,000. Cost of equipment sold increased by $3,086,000 from $8,368,000 during the three months ended March 31, 1999 to $11,454,000 during the three months ended March 31, 2000. As a percentage of revenue, cost of equipment sold increased to 72% during the three months ended March 31, 2000 compared to 68% during the prior comparable three-month period. The main reason for the increase is the increase in raw materials costs particularly steel. In addition, the sales prices of the Company's containers were lower, particularly those of Hesco, due to volume discounts. Selling and marketing expenses during the three months ended March 31, 2000 were $914,000, an increase of $319,000 compared to selling and marketing expenses of $595,000 during the prior comparable three-month period. General and administrative expenses during the three months ended March 31, 2000 were $3,222,000 an increase of $1,210,000 compared to general and administrative expenses of $2,012,000 during the prior comparable three-month period. General and administrative expenses for the three months ended March 31, 2000 include approximately $510,000 of such expenses for American Gooseneck and DeVivo. In addition general and administrative expenses included $617,000 of expenses related to unsuccessful acquisitions and a financing which were not consummated. These costs included legal costs, accounting fees, travel and reimbursements to banks and investment bankers. Interest expense increased by $766,000 to $1,447,000 as compared to the prior comparable three-month period, as a result of increased borrowings under the Company's lines of credit to finance the acquisitions in 1999.

As a result, the Company realized a net loss of $612,000 during the three months ended March 31, 2000, compared to net income of $976,000 during the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had working capital of $3,315,000 and cash and cash equivalents aggregating $379,000, compared to working capital of $2,801,000 and cash and cash equivalents of $194,000 at December 31, 1999.

During 1999, the Company increased its facility from GECC and other participating lenders to $61 million. This facility consists of two revolving lines of credit totaling $26 million, a $9 million term loan funded at closing, a $6 million term loan which was funded in connection with the Company's acquisition of the DeVivo Companies and an $20 million acquisition line. Accounts receivable and inventory of the Company and its subsidiaries collateralize one revolving line of credit in the amount of up to $8 million. The borrowing base is calculated by taking 80% of the value of eligible receivables and 50% of the value of eligible inventory. Approximately $14,933,000 was outstanding under this line of credit as of March 31, 2000 and approximately $500,000 was available for borrowing. The other revolving line of credit in the amount of up to $9 million is collateralized by leases entered into by the Company for Hi-Rise systems and other products manufactured by the Company and its subsidiaries. The borrowing base is calculated by taking 90% of the value of eligible leases issued by the Company for its equipment. Approximately $8,850,000 was outstanding under this line of credit as of March 31, 2000. Both lines of credit bear interest at a rate per annum equal to the prime rate as announced by THE WALL STREET JOURNAL plus .5% and are due in October 2003. The term loan funded at closing is for $9 million and bears interest at a fixed rate of 11% for five years. Interest only on the term loan is payable quarterly for four and one half years with principal payable for two quarters in the amount of $1.5 million and a $6 million dollar payment due at October 30, 2003. The $6 million dollar term loan has a six-month period of interest only and principal payments to be paid on a quarterly basis until October 30, 2003. The acquisition facility also has a six-month interest only period and quarterly principal payments due five years from the funding of the loan. Both the $6 million term loan and the acquisition facility bear interest at a rate of prime, as announced by THE WALL STREET JOURNAL, plus .5%. As part of the credit facility provided by GECC and other lenders, the Company issued warrants to the lenders to purchase an aggregate of 1,476,259 shares of the Company's Common Stock.

The Company's credit facility with GECC and the other participating lenders contains a number of covenants, including financial covenants that require the Company to meet certain financial ratios and tests. At March 31, 2000, the Company was not in compliance with the maximum leverage ratio, which non-compliance has been waived by the lenders. The Company is currently negotiating with the lenders to modify the financial covenants so that the Company may be in compliance in future periods.

In December 1999, the Company had entered into a lease financing arrangement with Western Finance and Lease, Inc., formerly known as First Sierra, Inc. ("Western Finance"), pursuant to which Western Finance has agreed to purchase, from time to time, eligible leases of Hi-Rise Systems from the Company for a purchase price equal to the discounted present value of the leases purchased. During 1999, the Company sold the anticipated cash flow relating to twelve (22) Hi-Rise System leases to Western Finance for an aggregate of $1,706,566.

During the three months ended March 31, 2000, net cash used by operating activities was $4,268,000, compared to net cash used in operating activities of $1,526,000 during the three months ended March 31, 1999. Accounts receivable increased by $2,291,000 as a result of slow payment of customers in the solid waste equipment part of the business. Days outstanding from these customers increased from 55 days in March 1999 to 65 days in March 2000. In addition, inventory increased by $1,353,000 primarily as a result of purchases of inventory for equipment and material to support the Company's $10 million backlog. Also net investment in sales type leases increased by $294,000 as a result of the addition of five leases to the lease portfolio.

Net cash used in investing activities was $421,000 during the three months ended March 31, 2000. This is the result of the purchases of fixed assets in the first quarter. Net cash provided by financing activities was $4,874,000 during 1999. This increase was primarily the result of proceeds from draws under the lines of credit from the GECC credit facility.

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

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for the Company's products, increases in costs of sales and the effect of general economic conditions generally and factors affecting the waste hauling and construction industries. These statements by their nature involve substantial risks and uncertainties and actual events or results may differ as a result of these and other factors.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, On March 10, 1998, World Business Brokers, Inc., a Florida corporation ("WBB"), filed a lawsuit in the Circuit Court of the Eleventh Judicial Circuit for Dade County, Florida against the Company. In general, the lawsuit alleged that the Company entered into an Information Agreement with WBB pursuant to which the Company agreed to pay a commission based upon industry standards to WBB in connection with the Company's acquisition of Hesco. WBB sought damages in excess of $15,000 and attorney's fees. In May 2000, the Company entered into a settlement agreement with WBB with respect to this lawsuit under which the Company agreed to pay an amount which is not material to the Company.

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

                                   HI-RISE RECYCLING SYSTEMS, INC.

Date: May 12, 2000                 BY: /S/ DONALD ENGEL
                                   ---------------------------------------------

                                   Donald Engel, Chairman of the Board and
                                   Chief Executive Officer
                                   (principal executive officer)

Date: May 12, 2000                 /S/ BRADLEY HACKER
                                   ---------------------------------------------

                                   Bradley Hacker, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT            DESCRIPTION
-------            -----------
  27               Financial Data Schedule