Form 10-Q
period 2000-06-30
HI RISE RECYCLING SYSTEMS INC
filed 2000-08-14
CIK 906605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

       [ ] Transition Report under Section 13 or 15(d) of the Exchange Act

          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                         COMMISSION FILE NUMBER 0-21946

                         HI-RISE RECYCLING SYSTEMS, INC.
                         -------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               FLORIDA                                    65-0222933
               -----------------------------------------------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)

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

YES [X] NO [ ]

The number of shares outstanding of the Issuer's Common Stock, $.01 Par Value, as of August 8, 2000 was 15,845,039.

Transitional small business disclosure format:

YES [ ] NO [X]

                                      INDEX

PART I       FINANCIAL INFORMATION                                          PAGE

Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets as of June 30, 2000 and
                   December 31, 1999                                          3

             Consolidated Statements of Operations
                   for the three and six months ended
                   June 30, 2000 and 1999                                     4

             Consolidated Statement of Changes in
                   Shareholders' Equity for the six months ended
                   June 30, 2000                                              5

             Consolidated Statements of Cash Flows
                   for the six months ended
                   June 30, 2000 and 1999                                     6

             Notes to Consolidated Financial Statements                       7

Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               9

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                               12

Item 2.      Changes in Securities                                           12

Item 3.      Defaults Upon Senior Securities                                 12

Item 4.      Submission of Matters to a Vote of Security Holders             13

Item 5.      Other Information                                               13

Item 6.      Exhibits and Reports on Form 8-K                                13

             SIGNATURES                                                      14

             EXHIBIT INDEX                                                   15

                         HI-RISE RECYCLING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
                         IN THOUSANDS, EXCEPT SHARE DATA
                                   (UNAUDITED)

                                                        JUNE 30, 2000         DECEMBER 31, 1999
                                                        -------------         -----------------
                              ASSETS

Current assets:
Cash and cash equivalents                                   $     576                 $     194

Investments                                                        --                       170
Accounts receivable, net of allowance
    for doubtful accounts of $275 and
    $293 in 2000 and 1999, respectively                        19,843                    14,620

Inventories                                                    13,750                    10,519

Deferred tax asset                                                189                       189

Other assets, net                                               1,962                     1,955
                                                            ---------                 ---------
            Total current assets                               36,320                    27,647

Property and equipment, net                                     5,928                     5,779

Net investment in sales type leases                             8,490                    10,108

Prepaid financing costs                                         2,300                     2,340

Deferred acquisition costs                                         57                       380

Deferred tax asset                                                326                       326
Other assets                                                      831                       451

Goodwill, net                                                  47,583                    47,683
                                                            ---------                 ---------
            Total assets                                    $ 101,835                 $  94,714
                                                            =========                 =========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                        8,353                 $   5,671

Cash overdrafts                                                 1,712                       739

Income taxes payable                                              110                       461

Current portion of long-term debt                           $  22,173                 $  17,975
                                                            ---------                 ---------

Total current liabilities                                      32,348                    24,846

Long-term debt                                                 31,459                    33,401
                                                            ---------                 ---------
            Total liabilities                               $  63,807                 $  58,247
                                                            ---------                 ---------
Shareholders' equity:
Preferred stock, $.01 par value per share;
1,000,000 shares authorized; 100 and 200 shares issued and
outstanding at June 30, 2000 and December 31, 1999,
liquidation preference of $1,000                                   --                        --
Common stock, $.01 par value per share;
50,000,000 shares authorized,
15,837,132 and 13,757,472 shares issued and
outstanding at June 30, 2000,
and December 31, 1999, respectively                               158                       137
Additional paid-in capital                                     39,675                    37,482
Accumulated deficit                                            (1,805)                   (1,152)
                                                            ---------                 ---------

Total shareholders' equity                                     38,028                    36,467
                                                            ---------                 ---------
Total liabilities and shareholders' equity                  $ 101,835                 $  94,714
                                                            =========                 =========

The accompanying notes are an integral part of these consolidated financial statements

                         HI-RISE RECYCLING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                       IN THOUSANDS, EXCEPT PER SHARE DATA
                                   (UNAUDITED)

                                             THREE MONTHS          THREE MONTHS          SIX MONTHS            SIX MONTHS
                                                ENDED                 ENDED                 ENDED                 ENDED
                                            JUNE 30, 2000         JUNE 30, 1999         JUNE 30, 2000         JUNE 30, 1999
                                            -------------         -------------         -------------         -------------

Total revenues:                                $   18,342            $    16,850          $     34,187          $    29,117
                                               ----------            -----------          ------------          -----------
Costs and Expenses:
Costs of equipment and parts sold                  12,907                 11,762                24,361               20,119
Selling and marketing                               1,131                    601                 2,045                1,196
General and administrative                          2,864                  2,224                 6,086                4,223
                                               ----------            -----------          ------------          -----------

Total operating costs and expenses                 16,902                 14,587                32,492               25,538
                                               ----------            -----------          ------------          -----------

Operating income                                    1,440                  2,263                 1,695                3,579
Other income (expense):
     Interest income                                  139                    398                   344                  763
     Interest expense                              (1,543)                (1,129)               (2,990)              (1,820)
                                               ----------            -----------          ------------          -----------

Income (loss) before income taxes                      36                  1,532                  (951)               2,522
Benefit (provision) for income taxes                  (15)                  (400)                  360                 (414)
                                               ----------            -----------          ------------          -----------

Net income (loss)                                      21                  1,132                  (591)               2,108
                                               ----------            -----------          ------------          -----------

Net income (loss) per
common share
       Basic                                         0.00                   0.09                 (0.04)                0.17
       Diluted                                       0.00                   0.08                 (0.04)                0.14

Weighted average common shares
Outstanding
      Basic                                    15,280,153             13,016,752            14,859,647           12,528,952
      Diluted                                  16,467,209             14,918,217            14,859,647           14,676,649

The accompanying notes are an integral part of these consolidated financial statements

                        HI-RISE RECYCLING SYSTEMS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                           IN THOUSANDS, EXCEPT SHARE DATA
                                   (UNAUDITED)

                                            SHARES OF                                ADDITIONAL                             TOTAL
                                             COMMON     PREFERRED      COMMON         PAID-IN        ACCUMULATED       SHAREHOLDERS
                                              STOCK       STOCK         STOCK          CAPITAL         DEFICIT             EQUITY
                                              -----       -----         -----          -------         -------             ------
Balance at December 31, 1999                13,757,472    --            $137           $37,482         $(1,152)           $36,467

Issuance of common stock                     1,530,010                    16             2,136                              2,152

Conversion of preferred stock
   Into common stock                           549,650                     5                (5)

Dividend requirement on preferred
 stock                                                                                      62             (62)               ---

Net loss                                                                                                  (591)              (591)
                                            ----------    ----          ----           -------         --------             -----

Balance at June 30, 2000                    15,837,132    --            $158           $39,675         $(1,805)           $38,028
                                            ==========    ====          ====           =======         ========           =======

The accompanying notes are an integral part of these consolidated financial statements

                         HI-RISE RECYCLING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  IN THOUSANDS
                                   (UNAUDITED)

                                                                 SIX MONTHS    SIX MONTHS
                                                                    ENDED        ENDED
                                                                   JUNE 30,      JUNE 30,
                                                                     2000         1999
                                                                   --------     --------

OPERATING ACTIVITIES:
    Net (loss) income                                              $     (591)   $   2,108
    Adjustments to reconcile net (loss) income
      to net cash used in operating activities:
    Depreciation and amortization                                       1,319        1,078
    Costs in connection with uncompleted acquisition                      323           --
    Changes in assets and liabilities, net of effects from acquisitions:
    Accounts receivable                                                (5,223)      (4,508)
    Inventories                                                        (3,231)        (904)
    Other assets                                                         (387)         627
    Net investments in sales type leases                                1,618       (1,404)
    Accounts payable and accrued liabilities                            2,682           94
    Deferred financing costs                                              160           --
    Income tax payable                                                   (351)          --
                                                                     --------     --------
    Net cash used in operating activities                              (3,681)      (2,909)

INVESTING ACTIVITIES:
    Purchase of businesses net of cash acquired                            --         (469)
    Sales and redemptions of investments                                  170           --
    Purchase of property and equipment                                   (720)        (247)
                                                                     --------     --------
    Net cash used in investing activities                                (550)        (716)
                                                                     --------     --------
FINANCING ACTIVITIES:
    Draws from line of credit                                           6,663        3,975
    Payment of long-term debt                                          (3,023)          --
    Cash overdrafts                                                       973           --
                                                                     --------     --------
Net cash provided by financing activities                               4,613        3,975
                                                                     --------     --------
Net increase in cash and cash equivalents                                 382          350
Cash and cash equivalents, beginning of period                            194          325
                                                                     --------     --------
Cash and cash equivalents, end of period                             $    576     $    675
                                                                     --------     --------
Purchase of businesses, net of cash acquired:
    Working capital, other than cash                                       --     $ (1,731)
    Property and equipment                                                 --       (1,635)
    Cost in excess of net assets acquired, net                             --      (11,636)
    Long term debt                                                         --       11,583
    Issuance of common stock                                               --        2,950
                                                                     --------     --------
Net cash used to acquire businesses                                  $     --     $   (469)
                                                                     ========     ========

The accompanying notes are an integral part of these consolidated financial statements

                         HI-RISE RECYCLING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1999 of Hi-Rise Recycling Systems, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1999 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The consolidated results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES

Inventories as of June 30, 2000 consisted of the following (amounts in thousands):

           Raw materials                                         $ 8,389
           Work in process                                           839
           Finished goods                                          4,522
                                                                 -------
                                                                 $13,750
                                                                 =======
3. SEGMENTS OF THE BUSINESS

The Company operates in the United States and Canada in two primary industry segments: (1) Architectural Specified Services which involves complete handling of waste stream in high-rise buildings and (2) Solid Waste Equipment which involves the construction, repair and maintenance of waste handling equipment, trucks and transfer stations. The following is a summary of selected data for these business segments (amounts in thousands):

                                               ARCHITECTURAL                   SOLID WASTE                  CONSOLIDATED
                                            SPECIFIED SERVICES                 EQUIPMENT                        TOTAL
                                            ------------------                 --------                         -----
               SIX MONTHS ENDED
               JUNE 30, 2000
               ----------------
               Revenues                                $ 8,650                     $25,537                        $ 34,187
               Income (loss) before income taxes       $  (224)                    $  (727)                       $   (951)
               Total assets                            $31,103                     $70,732                        $101,835

               SIX MONTHS ENDED
               JUNE 30, 1999
               ----------------
               Revenues                                $ 5,304                     $23,813                        $ 29,117
               Income (loss) before income taxes       $   297                     $ 2,225                        $  2,522
               Total assets                            $53,997                     $22,218                        $ 76,215

4. PER SHARE DATA

Basic net income (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted net average common shares outstanding during the periods presented. Diluted net income (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period.

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

Potentially dilutive shares as of June 30, 2000 were excluded from the fully diluted loss per share calculation for the six months ended June 30, 2000 because their effect would have been anti-dilutive to the net loss incurred by the Company. Accordingly, the amount reported for basic and diluted net loss per share was the same. Potentially dilutive shares which were not included in the diluted loss per share calculation for the six months ended June 30, 2000 include 6,739,130 shares of common stock assumed to be issued under options and warrants and 444,444 shares of common stock resulting from the assumed conversion into common stock of the Company's preferred stock and the resulting elimination of the stated dividend requirements.

5. SHAREHOLDERS' EQUITY

In 1997, the Company sold 200 shares of newly created Series B non-voting convertible preferred stock, par value of $.01 per share, and warrants to purchase an aggregate of 888,887 shares of common stock at $2.25 per share, in a private placement for an aggregate purchase price of $2,000,000. During June 2000, 100 of the Series B non-voting convertible preferred stock were converted, pursuant to its original terms, into 549,650 shares of common stock at a per share conversion price of $2.25. Common shares converted included 105,206 shares issued as dividends.

In connection with the 1998 acquisition of Bes-Pac, Inc. ("Bes-Pac") and Acme Chute Co. ("Acme"), the Company entered into contractual arrangements whereby shares of the Company's common stock and cash may have to be issued to the former owners of Bes-Pac and Acme upon attainment of specified financial criteria over the twelve month period following the closings as set forth in the acquisition agreements. During 1999, all necessary financial criteria was achieved and the Company was required to pay an additional $1,333,334 and $100,000 to the former owners of Bes-Pac and Acme, respectively, which was settled through the issuance of 727,521 shares of commo stock during the first quarter of 2000 and was recorded as additional purchase price for the related acquisitions.

At December 31, 1999, the Company had a $1,219,000 promissory note payable to a related party, bearing interest at prime rate plus 1/4%, and payable in quarterly principal installments of $68,000. During February 2000, the note payable was converted to 609,500 shares of common stock upon shareholder approval.

During May 2000, the Company paid employee bonuses through the issuance of 192,989 shares of its common stock valued at approximately $196,000.

6. INCREASE IN CREDIT FACILITY

On June 30, 2000, the Company entered into a second amendment to the Company's credit agreement with General Electric Capital Corporation ("GECC") administrative agent, and other participating lenders (the "Credit Facility") to increase the availability under the Credit Facility from $61 million to $63 million. The increase in the available lines of credit under the Credit Facility will be used for working capital requirements.

The Credit Facility is collateralized by all of the Company's existing and after acquired tangible and intangible assets and any future insurance proceeds. In addition the Company and all its subsidiaries cross-guaranteed the financing. The Credit Facility contains, among other things, the maintenance of certain financial covenants and limitations on and/or prohibition of mergers and acquisitions and various commercial and equity transactions.

7. SUBSEQUENT EVENTS

In connection with the increase of the Credit Facility, on July 5, 2000, the Company sold 50 shares of newly created 13% Series C Preferred Stock, $0.01 par value per share (the "Series C Preferred Stock"), to Don Engel, the Company's Chief Executive Officer, for an aggregate purchase price of $500,000. The Series C Preferred Stock ranks: (i) prior to all of the Company's common stock; (ii) prior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms junior to any Series C Preferred Stock of whatever subdivision, and (iii) junior to the Company's Series B Preferred Stock, in each case as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

The holder of the Series C Preferred Stock is entitled to receive cumulative cash dividends, payable quarterly in arrears, at the rate per share of 13% per annum. Dividends on the Series C Preferred Stock will accrue from the date of issuance or thereafter, from the most recent date on which dividends are payable, and shall be payable quarterly each year. The Series C Preferred Stock may be redeemed, in whole or in part, at the option of the Company at any time prior to October 31, 2001 at $10,000 per share (the "Redemption Price"), plus accrued and unpaid dividends, if any, to the date of redemption. Any and all outstanding shares of Series C Preferred Stock are required to be redeemed by the Company no later than October 31, 2001.

On or about July 31, 2000, the Commissioner of Environmental Protection for the State of Connecticut (the "Plaintiff") brought an action in Superior Court, Judicial District of Hartford, State of Connecticut, against DeVivo Industries, Inc. ("DeVivo"), a wholly-owned subsidiary of the Company, alleging that DeVivo violated several provisions of Connecticut law by its failure to obtain permits relating to its construction, installation and operation in 1986 and 1994 of paint spray booths used in its manufacturing processes. The Plaintiff is seeking civil penalties not to exceed $25,000 per day for each day of violation on or after October 1, 1990 and civil penalties not to exceed $1,000 per day for each day of violation prior to October 1, 1990.

The Company believes that it is entitled to be indemnified for substantially all liability for this action by the former shareholders of DeVivo pursuant to the terms and conditions of the Stock Purchase Agreement dated as of February 23, 1999, by and among the Company, DII Acquisition Corp., DeVivo, Ecological Technologies and the shareholders of DeVivo. However, there can be no assurance that those shareholders will satisfy their indemnification obligations.

The Company believes that this action will not have a material adverse effect on it's financial condition or results of operations, however, the Company cannot currently predict the outcome of this matter.

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

The Company is primarily engaged in manufacturing, distributing, marketing and selling solid waste handling equipment. Until February 1997, the Company was primarily engaged in distributing, marketing and selling the Hi-Rise System, a proprietary automated system designed to collect source-separated recyclables and other solid waste in multi-story residential buildings. Subsequent to such time, the Company has made a number of acquisitions of businesses in its solid waste equipment and architectural specified services segments. In 1999, the Company acquired DeVivo Industries, Inc. ("DeVivo"), Kohlman Engineering Corp. ("Kohlman") and American Gooseneck, Inc. ("American Gooseneck" or "AG Products"). DeVivo and American Gooseneck are engaged in the business of manufacturing, marketing and selling solid waste handling equipment. Kohlman manufactures, markets, sells and services waste compactors and trash chutes. The Company anticipates that in the future the Hesco Sales, Inc. ("Hesco"), Bes-Pac, Inc. ("Bes-Pac"), DeVivo and American Gooseneck product lines will be the Company's single largest sources of revenue. In addition, the Company expects that its other principal sources of revenue will be sales of rubbish and linen chutes, trash compaction systems, the Hi-Rise System and sales-type leases of the Hi-Rise System.

The Company's results of operations for the three and six months ended June 30, 1999 include the results of Hesco, Bes-Pac and Acme Chute Company ("Acme Chute"), each of which was acquired in 1998, for the full three and six months and the results of operations of DeVivo from February 1999. The Company's results of operations for the three and six months ended June 30, 2000 also include the results of operations of DeVivo, Kohlman and American Gooseneck for the full three and six months periods. Accordingly, the Company's results of operations for the three and six months ended June 30, 1999 and 2000 are not comparable in certain material respects.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

Total revenue during the three months ended June 30, 2000 was $18,342,000, an increase of $1,492,000 compared to total revenue of $16,850,000 during the prior comparable three-month period of 1999. This increase is primarily attributable to the inclusion of AG Products revenue in this quarter in the amount of $2,091,000. The impact of including AG Products revenues was in part offset by a general decline in revenue throughout the Solid Waste Division operations of approximately $500,000 due to a corresponding decline in orders from the Company's major customers, Allied Waste, Waste Management and Republic Industries who delayed capital expenditures for the quarter.

During the three months ended June 30, 2000, the Company had interest income of $139,000 a decrease of $259,000 compared to $398,000, during the comparable three-month period of 1999. The decrease in interest income is attributable to the sale of certain lease receivables to Western Finance at the end of 1999 and June 2000. Proceeds of the sales were used to reduce the balance of the Company's lease revolving line of credit as more fully discussed in the following discussion of LIQUIDITY AND CAPITAL RESOURCES.

Total operating expenses during the three months ended June 30, 2000 were $16,902,000, an increase of $2,315,000 compared to total operating expenses of $14,587,000 during the comparable three-month period of 1999. This increase is primarily attributable to the inclusion in the three months ended June 30, 2000 of additional operating cost for AG Products of $1,746,000 and $318,000 for Kohlman. Cost of equipment sold increased by $1,145,000 from $11,762,000 during the three months ended June 30, 1999 to $12,907,000 during the three months ended June 30, 2000. As a percentage of revenue, cost of equipment sold remained unchanged at 70% during the three months ended June 30, 2000 from 70% and the prior comparable three-month period.

Selling and marketing expenses during the three months ended June 30, 2000 were $1,131,000, an increase of $530,000 compared to selling and marketing expenses of $601,000 during the prior three-month period. Selling and marketing expenses for the three months ended June 30, 2000 include approximately $128,000 of expenses for AG Products and Kohlman, $150,000 in salaries from the expansion of the sales and marketing staff at Solid Waste Division, and $160,000 of advertising expenses attributable to the introduction of a new product line for roll off hoists.

General and administrative expenses during the three months ended June 30, 2000 were $2,864,000 an increase of $645,000 compared to $2,224,000 during the comparable three-month period of 1999. General and administrative expenses for the three months ended June 30, 2000 include approximately $176,000 of such expenses for AG PRODUCTS and Kohlman and the insurance costs of approximately $100,000 as a result of an adjustment to workers compensation expense.

Interest expense increased by $414,000 to $1,543,000 as compared to the prior comparable three-month period, as a result of increased borrowings under the Company's working capital lines of credit as well as the draw on the acquisition facility for the AG Products acquisition.

As a result, the Company realized net income of $21,000 during the three months ended June 30, 2000, compared to net income of $1,132,000 during the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

Total revenue during the six months ended June 30, 2000 was $34,187,000, an increase of $5,070,000 compared to total revenue of $29,117,000 during the comparable six-month period of 1999. This increase is primarily attributable to inclusion of AG Products revenues in the amount of $4,496,000 and revenue from equipment sales of $847,000 due to sales from Kohlman.

During the six months ended June 30, 2000, the Company had interest income of $344,000 a decrease of $419,000 compared to $763,000 during the comparable six-month period of 1999. The decrease in interest income is primarily attributable to the sale of certain lease receivables to Western Finance at the end of 1999 and June 2000. Proceeds of the sale were used to reduce the balance of the Company's lease revolving line of credit as more fully discussed in the following discussion of LIQUIDITY AND CAPITAL RESOURCES.

Total operating expenses during the six months ended June 30, 2000 were $32,492,000, an increase of $6,954,000 compared to total operating expenses of $25,538,000 during the comparable six-month period of 1999. This increase is primarily attributable to the inclusion in the six months ended June 30, 2000 of additional cost of sales for AG Products of $3,339,000 and Kohlman of $529,000. Cost of equipment sold increased by $4,242,000 from $20,119,000 during the six months ended June 30, 1999 to $24,361,000 during the six months ended June 30, 2000. As a percentage of revenue, cost of equipment sold increased to 71% during the six months ended June 30, 2000 from 69% during the prior comparable six-month period. The primary reason for the increase is the inclusion of the waste equipment cost of sales, which approximates 75% of revenue. Solid waste cost of sales is approximately 70% of revenues.

Selling and marketing expenses during the six months ended June 30, 2000 were $2,045,000, an increase of $849,000 compared to selling and marketing expenses of $1,196,000 during the comparable six-month period of 1999. Selling and marketing expenses for the six months ended June 30, 2000 include approximately $245,000 of additional expenses for AG Products and Kohlman and an increase of $250,000 in salaries from the expansion of the sales and marketing staff at Solid Waste Division. There was also $170,000 of advertising expenses in the introduction of a new product line for roll off hoists.

General and administrative expenses during the six months ended June 30, 2000 were $6,086,000 an increase of $1,863,000 compared to $4,223,000 for the comparable six-month period of 1999. General and administrative expenses for the six months ended June 30, 2000 include approximately $450,000 of such expenses for AG Products and Kohlman, insurance costs increased by $100,000 as a result of an adjustment to workers compensation expense and $600,000 of expenses related to an acquisition and financing not consummated by the company.

Interest expense increased by $1,170,000 to $2,990,000 as compared to the prior comparable six-month period, as a result of increased borrowings under the Company's working capital lines of credit as well as the draw on the acquisition facility for the AG Products acquisition.

As a result, the Company realized net loss of $591,000 during the six months ended June 30, 2000, compared to net income of $2,108,000 during the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had working capital of $3,972,000 and cash and cash equivalents of $576,000 compared to working capital of $2,801,000 and cash and cash equivalents of $194,000 at December 31, 1999.

On June 30, 2000 the Company entered into a second amendment to the Company's credit agreement with GE Capital as administrative agent, and the other lenders, to increase the facility to $63 million. The increase in the available lines of credit under the Credit Facility will be used for working capital requirements.

This facility consists of two revolving lines of credit totaling $28 million, a $9 million term loan funded at closing, a $6 million term loan which was funded in connection with the Company's acquisition of the DeVivo and a $20 million acquisition line used to acquire Devivo and AG Products.

Accounts receivable and inventory of the Company and its subsidiaries collateralize one revolving line of credit in the amount of up to $19 million. The borrowing base is calculated by taking 80% of the value of eligible receivables and 50% of the value of eligible inventory. Approximately $16,993,000 was outstanding under this line of credit as of June 30, 2000 and approximately $1,500,000 was available for borrowing. The other revolving line of credit in the amount of up to $9 million is collateralized by leases entered into by the Company for Hi-Rise systems and other products manufactured by the Company and its subsidiaries. The borrowing base is calculated by taking 90% of the value of eligible leases issued by the Company for its equipment. Approximately $6,950,000 was outstanding under this line of credit as of June 30, 2000. Both lines of credit bear interest at a rate per annum equal to the prime rate as announced by THE WALL STREET JOURNAL plus 0.5% and are due in October 2003. The term loan funded at closing is for $9 million and bears interest at a fixed rate of 11% for five years. Interest only on the term loan is payable quarterly for four and one half years with principal payable for two quarters in the amount of $1.5 million and a $6 million dollar payment due at October 30, 2003. The $6 million dollar term loan has a six-month period of interest only and principal payments to be paid on a quarterly basis until October 30, 2003. The acquisition facility also has a six-month interest only period and quarterly principal payments due five years from the funding of the loan. Both the $6 million term loan and the acquisition facility bear interest at a rate of prime, as announced by THE WALL STREET JOURNAL, plus 0.5%. As part of the credit facility provided by GECC and other lenders, the Company issued warrants to the lenders to purchase an aggregate of 1,476,259 shares of the Company's Common Stock.

In December 1999 and June 2000, the Company entered into a lease financing arrangement with Western Finance and Lease, Inc. ("Western Finance), pursuant to which Western Finance has agreed to purchase, from time to time, eligible leases of Hi-Rise Systems from the Company for a purchase price equal to the discounted present value of the leases purchased. During 1999, the Company sold the anticipated cash flow relating to twenty-two (22) Hi-Rise System leases to Western Finance for an aggregate of $1,706,566. During June 2000, the Company sold the anticipated cash flow relating to twenty (20) Hi-Rise System leases to Western Finance for an aggregate of $1,594,551.

During the six months ended June 30, 2000, net cash used by operating activities was $3,681,000, compared to net cash used in operating activities of $2,909,000 during the six months ended June 30, 1999. Accounts receivable increased by $5,223,000 as a result the delay of payments received from the Company's major customers Allied Waste, Waste Management and Republic Waste. These companies have extended their payments terms from approximately 45 days to 55 days. The month of June 2000 was also the highest revenue month of the year to date and resulted in a large increase in accounts receivable balance at the end of the quarter. In addition, inventory increased by $3,231,000 primarily as a result of purchases of inventory for equipment and material to support the Company's $10 million backlog. Net investment in sales type leases decreased by $1,618,000 as a result of 20 leases sold from the lease portfolio.

Net cash used in investing activities was $550,000 during the six months ended June 30, 2000. This is primarily the result of cash used for capital expenditures. Net cash provided by financing activities was $4,613,000 during the six months ended June 30, 2000. This increase was primarily the result of proceeds on draws from the GECC credit facility.

The Company currently has no outstanding material commitments for capital expenditures. The Company's primary requirements for capital will be the cost of equipment sold, leased and rented, strategic acquisitions, marketing and sales costs associated with the Company's national and international expansion into new target markets, efforts to establish a nationwide distribution network and general and administrative expenses associated with the Company's business plan. The Company anticipates, based on currently proposed plans and assumptions relating to operations (including the anticipated costs associated with, and timetable for, its proposed expansion), that cash flows from operations and funds available under the Company's existing credit facilities will be sufficient to satisfy the Company's contemplated cash requirements for at least 12 months. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or if its existing capital and cash flow otherwise prove to be insufficient (due to unanticipated expenses, delays, problems, difficulties or otherwise), the Company could be required to seek additional financing or may be required to curtail its expansion or other activities. In the event that the Company requires additional financing, the Company may seek to raise capital through the sale of its equity securities, including at prices which may represent significant discounts from the market price of the Common Stock.

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis of Financial Conditions and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for the Company's products; increases in costs of sales and the effect of general economic conditions and factors affecting the waste hauling and construction industries. These statements by their nature involve substantial risks and uncertainties and actual events or results may differ as a result of these and other factors.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about July 31, 2000, the Commissioner of Environmental Protection for the State of Connecticut (the "Plaintiff") brought an action in Superior Court, Judicial District of Hartford, State of Connecticut, against DeVivo Industries, Inc. ("DeVivo"), a wholly-owned subsidiary of the Company, alleging that DeVivo violated several provisions of Connecticut law by its failure to obtain permits relating to its construction, installation and operation in 1986 and 1994 of paint spray booths used in its manufacturing processes. The Plaintiff is seeking civil penalties not to exceed $25,000 per day for each day of violation on or after October 1, 1990 and civil penalties not to exceed $1,000 per day for each day of violation prior to October 1, 1990.

The Company believes that it is entitled to be indemnified for substantially all liability for this action by the former shareholders of DeVivo pursuant to the terms and conditions of the Stock Purchase Agreement dated as of February 23, 1999, by and among the Company, DII Acquisition Corp., DeVivo, Ecological Technologies and the shareholders of DeVivo. However, there can be no assurance that those shareholders will satisfy their indemnification obligations.

The Company believes that this action will not have a material adverse effect on it's financial condition or results of operations, however, the Company cannot currently predict the outcome of this matter.

ITEM 2. CHANGES IN SECURITIES

In connection with the increase of the Credit Facility, on July 5, 2000, the Company sold 50 shares of newly created 13% Series C Preferred Stock, $0.01 par value per share (the "Series C Preferred Stock"), to Don Engel, the Company's Chief Executive Officer, for an aggregate purchase price of $500,000. The Series C Preferred Stock shall rank: (i) prior to all of the Company's common stock;
(ii) prior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms junior to any Series C Preferred Stock of whatever subdivision, and (iii) junior to the Company's Series B Preferred Stock, in each case as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

The holders of the Series C Preferred Stock shall be entitled to receive cumulative cash dividends, payable quarterly in arrears, at the rate per share of 13% per annum. Dividends on the Series C Preferred Stock shall accrue from the date of issuance or thereafter, from the most recent date on which dividends were payable, and shall be payable quarterly each year. The Series C Preferred Stock may be redeemed, in whole or in part, at the option of the Company at any time prior to October 31, 2001 at $10,000 per share (the "Redemption Price"), plus accrued and unpaid dividends, if any, to the date of redemption. Any and all outstanding shares of Series C Preferred Stock shall be redeemed by the Company no later than October 31, 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            A. The Annual Meeting of Shareholders (the "Meeting") of the Company
                    was held on July 18, 2000.

            B. The matters voted on at the meeting consisted of the following:

  (i)      The election of four members to the Company's
           Board of Directors. The name of each nominee for election and the number of shares voted for and against such nominee, as well as the number of abstentions and broker non-votes with respect to such nominee, are set forth below:

NAME                   FOR          AGAINST         ABSTAIN        NON-VOTES
----                   ---          -------         -------        ---------

Don Engel            9,745,250        87,450          -0-               -0-
Ira Merritt          9,695,779       136,921          -0-               -0-
Joel Pashcow         9,693,779       136,921          -0-               -0-
Leonard Toberoff     9,698,779       133,921          -0-               -0-

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

                             HI-RISE RECYCLING SYSTEMS, INC.

Date: August 11, 2000        BY: /S/ DONALD ENGEL
                             --------------------

                                        Donald Engel, Chairman of the Board
                                        and Chief Executive Officer
                                        (principal executive officer)

                                  EXHIBIT INDEX

EXHIBIT                          DESCRIPTION
-------                          -----------

  27                   Financial Data Schedule