Form 10-Q
period 2000-09-30
HI RISE RECYCLING SYSTEMS INC
filed 2000-11-20
CIK 906605

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

        [X] Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

               For the quarterly period ended September 30, 2000

      [ ] Transition Report under Section 13 or 15(d) of the Exchange Act


     For The Transition Period From _________________ To _________________

                        Commission File Number 0-21946


                        HI-RISE RECYCLING SYSTEMS, INC.
                        -------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


                FLORIDA                                     65-0222933
                -------------------------------------------------------
          (State or Other Jurisdiction of                      (I.R.S. Employer
           Incorporation or Organization)                    Identification No.)


                   8505 NW 74TH STREET, MIAMI, FLORIDA 33166
                   -----------------------------------------
                   (Address of Principal Executive Offices)

                                (305) 597-0243
                                --------------
             (Registrant's Telephone Number, Including Area Code)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

As of November 7, 2000, the Registrant had an aggregate of 15,940,901 shares of its common stock, par value $.01 per share, issued and outstanding.

                                     INDEX

PART I    FINANCIAL INFORMATION                                             PAGE
Item 1.   Consolidated Financial Statements                                  3

          Consolidated Balance Sheets as of September 30, 2000 and
            December 31, 1999                                                3

          Consolidated Statements of Operations for the three and
            nine months ended September 30, 2000 and 1999                    4

          Consolidated Statement of Changes in Shareholders' Equity
            for the nine months ended September 30, 2000                     5

          Consolidated Statements of Cash Flows for the nine months
            ended September 30, 2000 and 1999                                6

          Notes to Consolidated Financial Statements                         7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        16

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 16

Item 2.   Changes in Securities                                             17

Item 3.   Defaults Upon Senior Securities                                   17

Item 4.   Submission of Matters to a Vote of Security Holders               18

Item 5.   Other Information                                                 18

Item 6.   Exhibits and Reports on Form 8-K                                  18

          SIGNATURES                                                        19

          EXHIBIT INDEX                                                     20

                        HI-RISE RECYCLING SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)
                       IN THOUSANDS,  EXCEPT SHARE DATA


                                                                                SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                                                ------------------     -----------------
          ASSETS
Current assets:
     Cash and cash equivalents                                                             $   253               $   194
     Investments                                                                                12                   170
     Accounts receivable, net of allowance for doubtful accounts
        of $1,239 and $293 in 2000 and 1999, respectively                                   17,854                14,620
     Inventories                                                                            12,155                10,519
     Other assets, net                                                                       1,729                 2,144
                                                                                           -------               -------

          Total current assets                                                              32,003                27,647

     Property and equipment, net                                                             5,995                 5,779
     Net investment in sales type leases                                                     7,528                10,108
     Prepaid financing costs                                                                 2,157                 2,340
     Deferred acquisition costs                                                                ---                   380
     Other assets                                                                              529                   777
     Goodwill, net                                                                          47,961                47,683
                                                                                           -------               -------

          Total assets                                                                     $96,173               $94,714
                                                                                           =======               =======

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                                              $10,508               $ 5,671
     Cash overdrafts                                                                         1,026                   739
     Income taxes payable                                                                                            461
     Current portion of long-term debt                                                      53,084                17,975
                                                                                           -------               -------

          Total current liabilities                                                         64,618                24,846

     Long-term debt                                                                          1,100                33,401
                                                                                           -------               -------

          Total liabilities                                                                 65,718                58,247
                                                                                           -------               -------

Mandatorily redeemable preferred stock, $.01 par value per share;
   50 shares authorized; 50 and 0 shares issued and outstanding at
   September 30, 2000 and December 31, 1999, liquidation preference of $500                    500                   ---
                                                                                           -------               -------

Shareholders' equity:
     Preferred stock, $.01 par value per share;
      1,000,000 shares authorized; 100 and 200 shares issued and outstanding at September  30, 2000 and December 31, 1999, liquidation preference
      of $1,000                                                                                ---                   ---
                                                                                           -------               -------

     Common stock, $.01 par value per share;
      50,000,000 shares authorized, 15,866,285 and 13,757,472
      shares issued and outstanding at September 30, 2000 and
      December 31, 1999, respectively                                                          158                   137
     Additional paid-in capital                                                             39,715                37,482
     Accumulated deficit                                                                    (9,918)               (1,152)
                                                                                           -------               -------
          Total shareholders' equity                                                        29,955                36,467
                                                                                           -------               -------

Total liabilities and shareholders' equity                                                 $96,173               $94,714
                                                                                           =======               =======

The accompanying notes are an integral part of these consolidated financial statements

                        HI-RISE RECYCLING SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)
                 IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

                                               THREE MONTHS           THREE MONTHS          NINE MONTHS          NINE MONTHS
                                                   ENDED                  ENDED                ENDED                ENDED
                                            SEPTEMBER 30, 2000     SEPTEMBER 30, 1999   SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                            -------------------    ------------------   ------------------   ------------------
Total revenues                                  $    17,019            $    15,471          $    51,206          $    44,586
                                                -----------            -----------          -----------          -----------

Costs and Expenses:
     Costs of equipment and parts sold               16,528                 10,880               40,889               31,043
     Selling and marketing                            1,160                    483                3,205                1,679
     General and administrative                       6,044                  1,916               12,130                6,072
                                                -----------            -----------          -----------          -----------

Total operating costs and expenses                   23,732                 13,279               56,224               38,794
                                                -----------            -----------          -----------          -----------


     Operating income (loss)                         (6,713)                 2,192               (5,018)               5,792

Other income (expense):
     Interest income                                    136                    331                  480                1,094
     Interest expense                                (1,703)                  (819)              (4,693)              (2,639)
                                                -----------            -----------          -----------          -----------

Income (loss) before income taxes                    (8,280)                 1,704               (9,231)               4,247

     Benefit (provision) for income taxes               190                   (704)                 550               (1,138)
                                                -----------            -----------          -----------          -----------

     Net income (loss)                               (8,090)                 1,000               (8,681)               3,109

     Dividends on preferred stock                        85                    ---                   85                  ---
                                                -----------            -----------          -----------          -----------

Net income (loss) applicable to common
     shareholders                               $    (8,175)           $     1,000          $    (8,766)         $     3,109
                                                ===========            ===========          ===========          ===========

Net income (loss) per common share
     Basic                                            (0.52)                  0.07                (0.58)                0.25
     Diluted                                          (0.52)                  0.07                (0.58)                0.21
Weighted average common shares outstanding
     Basic                                       15,858,997             13,485,252           15,192,763           12,619,274
     Diluted                                     15,858,997             14,446,864           15,192,763           14,833,501

The accompanying notes are an integral part of these consolidated financial statements

                        HI-RISE RECYCLING SYSTEMS, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)
                        IN THOUSANDS, EXCEPT SHARE DATA


                                      SHARES OF                       ADDITIONAL                   TOTAL
                                       COMMON     PREFERRED   COMMON   PAID-IN    ACCUMULATED   SHAREHOLDERS
                                        STOCK       STOCK     STOCK    CAPITAL      DEFICIT        EQUITY
                                     -----------------------------------------------------------------------
Balance at December 31, 1999         13,757,472          --    $137    $37,482      $(1,152)       $36,467

Issuance of common stock              1,559,163                  16      2,153                       2,169
                                                                  5         (5)                         --
Conversion of preferred stock           549,650
   into common stock

Dividend requirement on preferred
 stock                                                                      85          (85)            --

Net loss                                                                             (8,681)        (8,681)
                                     ----------     -------    ----    -------      -------        -------
Balance at September 30, 2000        15,866,285          --    $158    $39,715      $(9,918)       $29,955
                                     ==========     =======    ====    =======      =======        =======

The accompanying notes are an integral part of these consolidated financial statements

                        HI-RISE RECYCLING SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)
                                 IN THOUSANDS

                                                            NINE MONTHS                   NINE MONTHS
                                                               ENDED                         ENDED
                                                         SEPTEMBER 30, 2000            SEPTEMBER 30, 1999
                                                         ------------------            ------------------
NET CASH USED IN OPERATING ACTIVITIES                             $  (4,089)                   $   (2,717)
                                                                  ---------                    ----------

INVESTING ACTIVITIES:
    Purchase of businesses net of cash acquired                                                      (776)
    Sales and redemptions of investments                                158
    Purchase of property and equipment                               (1,172)                         (942)
                                                                  ---------                    ----------

    Net cash used in investing activities                            (1,014)                       (1,718)
                                                                  ---------                    ----------

FINANCING ACTIVITIES:
    Draws from line of credit                                         8,434                         4,600
    Payment of long-term debt                                        (4,059)
    Issuance of mandatory redeemable preferred stock                    500
    Cash overdrafts                                                     287
                                                                  ---------

Net cash provided by financing activities                             5,162                         4,600

Net increase in cash and cash equivalents                                59                           165
Cash and cash equivalents, beginning of period                          194                           324
                                                                  ---------                    ----------
Cash and cash equivalents, end of period                          $     253                    $      489
                                                                  =========                    ==========

Purchase of businesses, net of cash acquired:
    Working capital, other than cash                                                           $   (1,731)
    Property and equipment                                                                         (1,635)
    Cost in excess of net assets acquired, net                                                    (11,943)
    Long term debt                                                                                 11,583
    Common stock issued                                                                             2,950
                                                                                               ----------
Net cash used to acquire businesses                                                            $     (776)
                                                                                               ==========


The accompanying notes are an integral part of these consolidated financial statements

                        HI-RISE RECYCLING SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB of Hi-Rise Recycling Systems, Inc. (the "Company"), for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The consolidated results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


2.    INVENTORIES

Inventories as of September 30, 2000 consisted of the following (amounts in thousands):

                   Raw materials      $ 7,391
                   Work in process      1,234
                   Finished goods       3,530
                                      -------
                                      $12,155
                                      =======

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

                                            ARCHITECTURAL          SOLID WASTE         CONSOLIDATED
                                         SPECIFIED SERVICES         EQUIPMENT              TOTAL
                                         ------------------         ---------              -----
     AS OF AND FOR THE NINE MONTHS
     ENDED SEPTEMBER 30, 2000

     Revenues                                $ 10,582               $ 40,624             $ 51,206
     Loss before income taxes                  (2,255)                (6,976)              (9,231)

     Total assets                            $ 27,848               $ 68,325             $ 96,173

     AS OF AND FOR THE NINE MONTHS
     ENDED SEPTEMBER 30, 1999

     Revenues                                $  8,775               $ 35,811             $ 44,586
     Income before income taxes                   456                  5,336                5,792

     Total assets                            $ 29,627               $ 49,561             $ 79,188

Total assets reflected above for the Architectural Specified Services Division include the assets of the corporate parent company.


4.   INCOME TAXES

The benefit for income taxes primarily represents the expected amount to be recovered for the payment of prior year's Federal income taxes. Because of the losses incurred during the current year, the Company has recorded a valuation allowance against substantially all deferred tax assets representing primarily the tax benefit of net operating loss carryforwards.

5.   PER SHARE DATA

Basic net income (loss) per common share is calculated by dividing net income
(loss) available to common shareholders by the weighted net average common shares outstanding during the periods presented. Diluted net income (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period.

Shares used in the dilutive calculation include the weighted average effect of shares assumed to be issued under options and warrants under the treasury stock method. In addition, the calculation includes the dilutive effect of the assumed conversion into common shares of the Company's Series B Preferred Stock and the resulting elimination of the stated dividend requirements, which are payable in common stock upon conversion of the Series B Preferred Stock.

Potentially dilutive shares as of September 30, 2000 were excluded from the fully diluted loss per share calculation for the three and nine months ended September 30, 2000 because their effect would have been anti-dilutive to the net loss incurred by the Company. Accordingly, the amount reported for basic and diluted net loss per share was the same. Potentially dilutive shares which were not included in the diluted loss per share calculation for the three and nine months ended September 30, 2000 include 6,726,880 shares of common stock assumed to be issued under options and warrants and 444,444 shares of common stock resulting from the assumed conversion into common stock of the Company's Series B Preferred Stock and the resulting elimination of the stated dividend requirements.

6.   PREFERRED SHARES

In 1997, the Company sold 200 shares of newly created Series B non-voting convertible preferred stock, par value of $.01 per share (the "Series B Preferred Stock"), and warrants to purchase an aggregate of 888,887 shares of common stock at $2.25 per share, in a private placement for an aggregate purchase price of $2,000,000. During June 2000, 100 of the Series B non-voting convertible preferred stock were converted, pursuant to its original terms, into 549,650 shares of common stock at a per share conversion price of $2.25. Common shares issued upon conversion included 105,206 shares issued as dividends.

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

The holders of the Series C Preferred Stock shall be entitled to receive cumulative cash dividends, payable quarterly in arrears, at the rate per share of 13% per annum. Dividends on the Series C Preferred Stock shall accrue from the date of issuance or thereafter, from the most recent date on which dividends were payable, and shall be payable quarterly each year. The Series C Preferred Stock may be redeemed, in whole or in part, at the option of the Company at any time prior to October 31, 2001 at $10,000 per share, plus accrued and unpaid dividends, if any, to the date of redemption. Any and all outstanding shares of Series C Preferred Stock shall be redeemed by the Company no later than October 31, 2001.

7.   CREDIT FACILITY

On June 30, 2000, the Company entered into a second amendment to the Company's credit agreement with General Electric Capital Corporation ("GECC") as administrative agent, and other participating lenders (the "Credit Facility") to increase the availability under the Credit Facility from $61 million to $63 million. On October 19, 2000, the Company entered into a third amendment to the Credit Facility to allow for overline advances in the aggregate amount of $500,000 notwithstanding the existence of the pending defaults. The increase in the available lines of credit under the Credit Facility has been used for working capital requirements.

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

The Credit Facility requires the Company to maintain certain covenants and borrowing base eligibility requirements. The Company is currently in default under its Credit Facility under both its borrowing base eligibility and other financial covenants.

On October 16, 2000, the Company engaged Grisanti, Galef, and Goldress, Inc
(GGG), a corporate performance consulting firm with experience in providing interim leadership to under-performing companies, to perform an assessment of the Company's operations, recent manufacturing and management directives and make recommendations for the Company's operating strategies. Based upon the recommendations of GGG, the Board of Directors determined to further retain GGG. GGG, represented by Dr. James Ashton a GGG partner, will assume responsibility for the operational management of the Company. Donald Engel, Chairman of the Board and Chief Executive Officer (CEO) has requested that the Board of Directors delegate his CEO responsibilities to Dr. Ashton.

The Company is continuing its discussions with GECC and the other lenders to restructure its existing Credit Facility and secure additional working capital. There are no assurances that the Credit Facility will be restructured successfully or that additional working capital will be provided. If the Company is not able to amend, modify or restructure the Credit Facility, GECC and the other lenders could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. As the Company does not currently have existing liquidity to repay these amounts, GECC and the other lenders could proceed against the collateral, which would have a material adverse effect on the Company's business and financial condition. Since the Company is in default, all amounts due under the Credit Facility are presented as current liabilities in the accompanying balance sheet as of September 30, 2000.

8.   LEGAL MATTERS

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

The Company believes that this action will not have a material adverse effect on its financial condition or results of operations, however, the Company cannot currently predict the outcome of this matter.

9.   RECLASSIFICATIONS

Certain prior period amounts in the consolidated financial statements have been reclassified to conform with the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Hi-Rise Recycling Systems, Inc. (the "Company") was incorporated in May 1990 and was engaged principally in product development until January 1991, when it installed the first Hi-Rise System, on a shared savings basis. The Company only began to generate significant revenues in 1998.

The Company is primarily engaged in manufacturing, distributing, marketing and selling recycling and solid waste handling equipment. Until February 1997, the Company was primarily engaged in distributing, marketing and selling the Hi-Rise System, a proprietary automated system designed to collect source-separated recyclables and other solid waste in multi-story residential and commercial buildings. Subsequent to such time, the Company has made a number of acquisitions of businesses in its solid waste equipment and architectural specified services segments. In 1999, the Company acquired DeVivo Industries, Inc. ("DeVivo"), Kohlman Engineering Corp. ("Kohlman") and American Gooseneck, Inc. ("American Gooseneck" or "AG Products"). DeVivo and American Gooseneck are engaged in the business of manufacturing, marketing and selling solid waste handling equipment. Kohlman manufactures, markets, sells and services waste compactors and trash chutes. The Company anticipates that in the future the Hesco Sales, Inc. ("Hesco"), Bes-Pac, Inc. ("Bes-Pac"), DeVivo and American Gooseneck product lines will be the Company's single largest source of revenue. In addition, the Company expects that its other principal sources of revenue will be sales of rubbish and linen chutes, trash compaction systems and the Hi-Rise System and sales-type leases of the Hi-Rise System.

The Company's results of operations for the three and nine months ended September 30, 1999 include the results of Hesco, Bes-Pac and Acme Chute Company ("Acme Chute"), for the full three and nine months and the results of operations of DeVivo from March 1999. The Company's results of operations for the three and nine months ended September 30, 2000 also include DeVivo, Kohlman and American Gooseneck for the full three and nine months and for the three months ended September 30, 2000 its recently opened Mid South manufacturing facility located in Memphis, Tennessee. Accordingly, the Company's results of operations for the three and nine months ended September 30, 2000 and 1999 are not comparable in certain material respects.

BUSINESS SEGMENTS

The Company operates in two segments comprised of the Architectural Specified Services Division, which through its manufacturing facilities, manufactures the Hi-Rise System and rubbish, linen and laundry chutes designed primarily for multi-story residential and commercial buildings and the Solid Waste Equipment Division; which, through its four operations and seven manufacturing facilities, manufactures a wide line of solid waste handling equipment. Currently, approximately 80% of the Company's revenues are derived from its Solid Waste Equipment Division and the other 20% of its revenues are derived from its Architectural Specified Services Division.

CURRENT BUSINESS ENVIRONMENT

Commencing in late 1999 and continuing through the current year, the Company's business has suffered from softened demand for its products due in large part to competition and to decreased equipment expenditures from its largest customers. Although overall revenues of the Company have increased over the prior year and recently backlog has increased substantially, this has primarily been accomplished through acquisitions, expansion activity and new product introductions, as generally individual subsidiaries principally in the Solid Waste Equipment Division have not performed at projected or prior year levels. The Company has also experienced increased steel costs, which comprise the largest material component in all of its products and more recently, aggressive competitive pricing introduced in certain of its key Solid Waste Equipment Division markets. In addition, the recent opening of new production facilities, expansion of existing facilities, the introduction of new product lines and the re-designing and shifting of production among its manufacturing facilities have all contributed to plant and labor manufacturing inefficiencies and a significant deterioration in operating margins. This situation, coupled with the task of integrating all of the Company's acquisitions, has led to a number of recent management initiatives which will continue throughout the remainder of the year.

These initiatives have included the review of the manufacturing processes and staffing levels at all locations and the recent change in production management in two of its four Solid Waste Equipment operations. Management is also examining the products being manufactured by its various facilities and a review of all of its products to determine if standardization and/or product rationalization is warranted in light of the current business environment described above.

The initiatives have also entailed an extensive review of its balance sheet, including the review of its allowance for doubtful accounts, exposures related to slow paying or non-paying sales type lease customers, the carrying value of its inventories in view of the manufacturing conditions discussed above and exposure to loss related to certain distributor accounts.

This review has resulted in significant charges being recorded in the third quarter, certain of which, management believes are non-recurring in nature. In addition, due to the business environment described above, increased customer leverage and delinquencies due, in many cases to increased competition, have required the recording of additional reserves in excess of historical levels. Also, recent changes related to inventory production processes and product lines have had and will continue to have a negative impact on the Company's operating margins until the changes are fully implemented and absorbed in the manufacturing facilities, which management believes could continue until the first quarter of 2001.

The charges that management believes are non-recurring in nature are broadly comprised of inventory related charges of $2,000,000 incurred during the three months ended September 30, 2000, consisting of start-up and expansion inefficiencies of certain new and existing facilities, severance and relocation activities related to these facilities and charges to reduce current inventory values and to record increased reserves for slow-moving and potentially obsolete inventory which amounts are recorded in cost of equipment and parts sold. In addition, charges of $1,000,000 related to potential losses on three distributor accounts which have been or are being reviewed for termination, charges related to the re-negotiation of six sales-type lease receivable accounts, residual adjustments and certain other lease related issues of $700,000, and increased bad debt expenses over historical levels of $200,000, due to increased delinquencies and an increase in accounts receivable, all of which have been recorded in general and administrative expenses during the three months ended September 30, 2000. The re-negotiation of the leases was agreed to by the Company to generate cash flows out of non-performing leases and represents the only significant re-negotiations required out of the approximately 125 leases entered into by the Company to date.

The Company's Credit Facility with GECC and the other lenders requires the maintenance of certain financial covenants, borrowing base eligibility and other restrictions. The Company is currently in default under its Credit Facility
under both its borrowing base eligibility and other financial covenants.   (See
LIQUIDITY AND CAPITAL RESOURCES.)

RECENT DEVELOPMENTS

On October 16, 2000, the Company engaged Grisanti, Galef, and Goldress, Inc
(GGG), a corporate performance consulting firm with experience in providing interim leadership to under-performing companies, to perform an assessment of the Company's operations, recent manufacturing and management directives and make recommendations for the Company's operating strategies. Based upon the recommendations of GGG, the Board of Directors determined to further retain GGG. GGG, represented by Dr. James Ashton a GGG partner, will assume responsibility for the operational management of the Company. Donald Engel, Chairman of the Board and Chief Executive Officer (CEO) has requested that the Board of Directors delegate his CEO responsibilities to Dr. Ashton.

Dr. Ashton has appointed Mel Johnson as Chief Operating Officer of the Waste Equipment Division, Michael Bracken, an employee of the Company, as acting Chief Operating Officer of the Architectural Products Division and Ron Miller as financial management consultant to Kevin Bartczak, Chief Financial Officer of the Company. Messrs. Johnson, Bracken, Miller and Bartczak will report to Dr. Ashton.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Total revenue during the three months ended September 30, 2000 was $17,019,000, an increase of $1,548,000 compared to total revenue of $15,471,000 during the comparable three-month period of 1999. The primary sources of the increase are the inclusion of AG Products, Kohlman, and Mid-South revenue and the ramp-up of Recycletech in the three-month period ended September 30, 2000 in the aggregate
amount of $3,775,000.   These increases were offset, in part, offset by a
decline in revenue throughout the rest of the solid waste division of $1,125,000 and in the architectural division of $1,100,000.

Costs of equipment and parts sold increased by $5,648,000 from $10,880,000 during the three months ended September 30, 1999 to $16,528,000 during the three months ended September 30, 2000. This increase is attributable to the inclusion of AG Products,

Kohlman and Mid-South and the ramp-up of Recycletech aggregating $3,575,000, which amount includes along with the rest of the facilities additional reserves for slow-moving and potentially obsolete inventories discussed above. This increase is also due to general plant inefficiencies, increased steel prices, labor and overhead absorption adjustments due to less than anticipated third quarter sales and projected sales levels for the remainder of the year and to a lesser extent, product mix. These charges were determined and recorded during the three months ended September 30, 2000, which are impacted by estimates required in costing the Company's manufactured product during interim periods.

Selling and marketing expenses during the three months ended September 30, 2000 were $1,160,000 an increase of $677,000 compared to selling and marketing expenses of $483,000 during the comparable three-month period of 1999. Selling and marketing expenses for the three months ended September 30, 2000 include $175,000 for the American Gooseneck, Kohlman and Mid-South operations which were not in the results in 1999. In addition, selling and marketing expenses increased $375,000 due to salaries and other marketing expenses related to marketing of the Company's national accounts. Other increases also include increased sales commissions of $50,000. The remaining increase is primarily due to inflation increases along with efforts at the local level to expand its selling and marketing activities.

General and administrative expenses during the three months ended September 30, 2000 were $6,044,000 an increase of $4,128,000 compared to general and administrative expenses of $1,916,000 during the comparable three-month period of 1999. General and administrative expenses for the three months ended September 30, 2000 include the expenses discussed above associated with potential losses for certain distributor accounts of $1,000,000, the re-negotiation of certain lease receivable accounts, residual adjustments and certain other lease related issues of $700,000 and increased bad debt expenses over historical levels of $200,000. General and administrative expenses also include $325,000 for the American Gooseneck, Kohlman and Mid-South operations which were not in the results in 1999 and $125,000 in increased general and administrative expenses due to the ramp-up of operations in the Company's Canadian Recycletech subsidiary. Other increases include general salary and inflation increases of $200,000, increased insurance costs of $150,000, increased goodwill amortization expense of $125,000 and increased travel costs of $150,000. In addition, the Company increased other reserves by $300,000 due to the business conditions described above and due to overall increased sales. The Company also wrote-off costs of $100,000 resulting from a potential acquisition which may no longer be pursued and incurred $100,000 in connection with a special customer incentive program for receivable collection efforts.

Interest expense increased by $884,000 to $1,703,000 from $819,000 in the prior year comparable three-month period, as a result of increased borrowings under the Company's credit facilities. These credit facilities have financed substantially all of the Company's acquisitions and are used to finance its working capital needs, which have increased significantly through increases in inventories, accounts receivable and accounts payable.

During the three months ended September 30, 2000, the Company recognized interest income of $136,000, a decrease of $195,000 compared to $331,000 during the comparable three-month period of 1999. The decrease is primarily attributable to the substantial reduction in the Company's investment in sales type leases of Hi-Rise Systems and waste equipment and lower cash availability in 2000 as compared to 1999. The lower investment in sales type leases results from the sale of $3,300,000 of the leases in late 1999 and in June 2000, offset by new leases entered into during the current year and the re-negotiations of certain leases described above. The Company's investment in sales type leases is expected to continue to decline as the Company sells its leases from time to time and concentrates on selling its Hi-Rise Systems and waste equipment outright rather than financing the equipment sales through lease arrangements.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Total revenue during the nine months ended September 30, 2000 was $51,206,000, an increase of $6,620,000 compared to total revenue of $44,586,000 during the comparable nine-month period of 1999. The primary sources of the increase are the inclusion of AG Products, Kohlman, and Mid-South revenue and the ramp-up of Recycletech in the nine-month period ended September 30, 2000 in the aggregate amount of $9,700,000. This increase was, in part, offset by a decline in revenue throughout the rest of the solid waste division of $3,200,000.

Costs of equipment and parts sold increased by $9,846,000 from $31,043,000 during the nine months ended September 30, 1999 to $40,889,000 during the nine months ended September 30, 2000. This increase is attributable to the inclusion of AG Products, Kohlman and Mid-South and the ramp-up of Recycletech aggregating $7,725,000, which amount includes along with the rest of the facilities additional reserves for slow-moving and potentially obsolete inventories discussed above. As a percentage of revenue, cost of equipment sold increased to 80% during the nine months ended September 30, 2000 from 70% during the prior comparable nine-month period and compared to an originally anticipated amount of 72%. This increase is also due to general plant inefficiencies, increased steel prices, labor and overhead absorption adjustments due to lower than anticipated actual third quarter sales and projected sales levels for the remainder of the year and to a lesser extent, product mix.

Selling and marketing expenses during the nine months ended September 30, 2000 were $3,205,000, an increase of $1,526,000 compared to selling and marketing expenses of $1,679,000 during the comparable nine-month period of 1999. Selling and marketing expenses for the nine months ended September 30, 2000 include $425,000 for the American Gooseneck, Kohlman and Mid-South operations which were not in the results in 1999. In addition, selling and marketing expenses increased $750,000 due to salaries and other marketing expenses related to marketing of the Company's national accounts. Other increases also include increases of $375,000 attributable to an effort at the local level to expand its marketing activities.

General and administrative expenses for the nine months ended September 30, 2000 were $12,130,000, an increase of $6,058,000 from the comparable nine-month period of 1999. General and administrative expenses for the nine months ended September 30, 2000 include the expenses discussed above associated with potential losses for certain distributor receivables of $1,000,000, the re-negotiation of certain lease receivable accounts, residual adjustments and certain other lease related charges of $750,000 and increased bad debt expenses over historical levels of $200,000. General and administrative expenses also include $1,200,000 for the American Gooseneck, Kohlman and Mid-South operations which were not included in the results in 1999 and for DeVivo which was not included in the operations until March 1999 and $300,000 in increased general and administrative expenses due to the ramp-up of operations in the Company's Canadian Recycletech subsidiary. Other increases include general salary and inflation increases of $300,000, increased insurance costs of $250,000, increased goodwill amortization expense of $350,000 and increased travel costs of $200,000. In addition, the Company increased its reserves by $375,000 due to the business conditions described above and due to increased overall sales. The Company also wrote-off costs of $700,000 resulting from potential acquisitions which are no longer being pursued, and incurred $100,000 in connection with a special incentive program for receivable collection efforts.

Interest expense increased to $4,693,000 from $2,639,000 as compared to the comparable nine-month period of 1999, as a result of increased borrowings under the Company's credit facilities. These credit facilities have financed substantially all of the Company's acquisitions and are used to finance its working capital needs which have increased significantly through increases in inventories and accounts receivable.

During the nine months ended September 30, 2000, the Company recognized interest income of approximately $480,000, a decrease of $614,000 compared to $1,094,000 during the comparable nine-month period of 1999. The decrease is primarily attributable to the substantial reduction in the Company's investment in sales type leases of Hi-Rise Systems and waste equipment and lower cash availability in 2000 as compared to 1999. The lower investment in sales type leases results from the sale of approximately $3,300,000 of the leases in late 1999 and in June 2000, fewer new leases entered into in 2000 and the re-negotiations of certain leases described above. The Company's investment in sales type leases is expected to continue to decline as the Company sells its leases from time to time and concentrates on selling its Hi-Rise Systems and waste equipment outright rather than financing the equipment sales through lease arrangements.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2000, the Company entered into a second amendment to the Company's credit agreement with GECC as administrative agent, and the other lenders from time to time, as they become party thereto to increase the credit facility to
$63 million.   On October 19, 2000, the Company entered into a third amendment to the Credit Facility to allow for overline advances in the aggregate amount of $500,000 notwithstanding the existence of the pending defaults. The increase in the available lines of credit under the Credit Facility has been used for working capital requirements.

This facility consists of two revolving lines of credit totaling $28 million, a $9 million term loan funded at closing, a $6 million term loan which was funded in connection with the Company's acquisition of DeVivo and a $20 million acquisition line used to acquire DeVivo and AG Products.

The Company's Credit Facility with GECC and the other lenders requires the maintenance of certain financial covenants, borrowing base eligibility and other restrictions. The Company is currently in default under its Credit Facility under both its borrowing base eligibility and other financial covenants.

On October 16, 2000, the Company engaged Grisanti, Galef, and Goldress, Inc
(GGG), a corporate performance consulting firm with experience in providing interim leadership to under-performing companies, to perform an assessment of the Company's operations, recent manufacturing and management directives and make recommendations for the Company's operating strategies. Based upon the recommendations of GGG, the Board of Directors determined to further retain GGG. GGG, represented by Dr. James Ashton a GGG partner, will assume responsibility for the operational management of the Company. Donald Engel, Chairman of the Board and Chief Executive Officer (CEO) has requested that the Board of Directors delegate his CEO responsibilities to Dr. Ashton.

The Company is continuing its discussions with GECC and the other lenders to restructure its existing Credit Facility and secure additional working capital. There are no assurances that the Credit Facility will be restructured successfully or that additional working capital will be provided. If the Company is not able to amend, modify or restructure the Credit Facility, GECC and the other lenders could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. As the Company does not currently have existing liquidity to repay these amounts, GECC and the other lenders could proceed against the collateral, which would have a material adverse effect on the Company's business and financial condition. Since the Company is in default, all amounts due under the Credit Facility are presented as current liabilities in the accompanying balance sheet as of September 30, 2000.

At September 30, 2000, the Company had a working capital deficit of $32,615,000 due to amounts borrowed from its primary lenders being presented as current obligations, and had cash and cash equivalents aggregating $253,000, compared to working capital of $2,801,000 and cash and cash equivalents of $194,000 at December 31, 1999.

The Company's existing financial condition will limit its ability to obtain additional sources of financing. If the Company is unable to obtain additional sources of financing, or to renew, replace or modify the existing Credit Facility with facilities of like amount, or if the Company is unable to implement other alternative strategies, then the Company will have insufficient cash to continue to operate as the business as it is now conducted, may be unable, in whole or in part, to fund the purchase of equipment or fund other working capital requirements. According, in such circumstances, the Company would have to make choices among the various demands upon its liquidity, and among available alternatives to increase liquidity (including asset dispositions on then available terms), and the Company's business, financial condition and results of operations would be materially and adversely affected.

In December 1999 and June 2000, the Company had entered into a lease financing arrangement with Western Finance and Lease, Inc., pursuant to which Western Finance has agreed to purchase, from time to time, eligible leases of Hi-Rise Systems from the Company for a purchase price equal to the discounted present value of the leases purchased. During 1999 and 2000, the Company sold the anticipated cash flow relating to Hi-Rise System leases to Western Finance for an aggregate of $3,300,000.

During the nine months ended September 30, 2000, net cash used by operating activities was $4,089,000, compared to net cash used by operating activities of $2,717,000 during the nine months ended September 30, 1999. The net cash used by operating activities was primarily the result of the net loss of $8,681,000, decreased by non-cash expenses of $4,000,000, coupled with an increase in accounts receivable of $4,800,000, an increase in inventories of $1,825,000, a decrease in net investment in sales type leases of $2,580,000 and an increase in accounts payable and accrued liabilities of $4,200,000. Accounts receivable increased as a result of increased sales during the comparable three-month period of 1999 in the amount of $1,548,000 and as a result of reduced collections at certain of the Solid Waste Equipment Division companies. Inventory increased primarily as a result of $1,000,000 related to a large customer order and as a result of additional inventory of $600,000 due to ramp-
up for sales backlog.   Accounts payable and accrued liabilities increased as a
result of the increases in accounts receivable and inventories coupled with the lack of available cash. Additionally, net investment in sales type leases decreased by $2,580,000 as a result of the sales of various leases to Western Finance noted above in the amount of $1,600,000 along with the re-negotiation of lease receivables described above.

Net cash used in investing activities was $1,014,000 during the nine months ended September 30, 2000. This is primarily the result of cash used for the purchase of capital equipment. Net cash provided by financing activities was $5,162,000 during the nine months ended September 30, 2000. This increase was primarily the result of net borrowings, net of repayments under the Company's Credit Facility of $4,375,000 and $500,000 obtained for the issuance of mandatorily redeemable preferred stock.

The Company currently has no outstanding material commitments for capital expenditures.

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for the Company's products; increases in costs of sales; inability to amend or replace the Credit Facility and the effect of general economic conditions and factors affecting the waste hauling and construction industries. These statements by their nature involve substantial risks and uncertainties and actual events or results may differ as a result of these and other factors.

                          PART II - OTHER INFORMATION

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES: The Company's interest rate risk results from holding variable rate debt obligations, as an increase in interest rates results in lower earnings and increased cash outflows. The interest rate on the Company's Credit Facility is payable at variable rates. The effect of a 1% increase in interest on the Company's borrowings would result in an increase in interest expense of $235,000 for the nine months ended September 30, 2000.

STEEL PRICES: The Company is exposed to fluctuations in steel costs, which comprise the largest material component in all of its products. Accordingly, an increase in steel costs would result in lower earnings and increased cash outflows.

ITEM 1.    LEGAL PROCEEDINGS

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

On September 29, 2000, Reliance Metalcenter, a California corporation and a vendor of a subsidiary of the Company ("Metalcenter"), filed a lawsuit in the United States District Court for the Southern District of Florida against the Company, as the alleged successor-in-interest of AG Products. The complaint filed in this action seeks damages in the amount of $364,536.05 for breach of contract, plus interest and related items, for metal products allegedly purchased by the Company. The Company was delayed in responding to the complaint and a default was entered on November 6, 2000. The Company has filed a motion to vacate the default which has not yet been decided by the Court.

On October 19, 2000, Lawson Steel Co., Inc., an Ohio corporation and a vendor of a subsidiary of the Company ("Lawson Steel"), filed a lawsuit in the United States District Court for the Southern District of Florida against the Company and DeVivo. The complaint filed in this action seeks damages in the amount of $100,765.05 for breach of contract alleging that the Company and DeVivo owe to Lawson Steel an amount of money equal to the damages sought for steel material purchased by DeVivo. The suit was withdrawn without prejudice.

On November 14, 2000, Lawson Steel filed a lawsuit in the Circuit Court of the 11/th/ Judicial Circuit, in and for Miami-Dade County, Florida, against the Company and DeVivo. The complaint filed in this action seeks damages in the amount of $58,369.87 for breach of contract alleging that the Company and DeVivo owe to Lawson Steel an amount of money equal to the damages sought for steel material purchased by DeVivo.

ITEM 2.   CHANGES IN SECURITIES

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

The holders of the Series C Preferred Stock shall be entitled to receive cumulative cash dividends, payable quarterly in arrears, at the rate per share of 13% per annum. Dividends on the Series C Preferred Stock shall accrue from the date of issuance or thereafter, from the most recent date on which dividends were payable, and shall be payable quarterly each year. The Series C Preferred Stock may be redeemed, in whole or in part, at the option of the Company at any time prior to October 31, 2001 at $10,000 per share (the "Redemption Price"), plus accrued and unpaid dividends, if any, to the date of redemption. Any and all outstanding shares of Series C Preferred Stock shall be redeemed by the Company no later than October 31, 2001 at the Redemption Price plus accrued and unpaid dividends.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Credit Facility requires the Company to maintain certain covenants and borrowing base eligibility requirements. The Company is currently in default under its Credit Facility under both its borrowing base eligibility and other financial covenants. Accordingly, all amounts aggregating $53,084,000 due under the Credit Facility are presented as current liabilities as of September 30, 2000. (See also LIQUIDITY AND CAPITAL RESOURCES.)

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A. The Annual Meeting of Shareholders (the "Meeting") of the Company was held on July 18, 2000.

B.   The matters voted on at the meeting consisted of the following:

The election of four members to the Company's Board of Directors. The name of each nominee for election and the number of shares voted for and against such nominee, as well as the number of abstentions and broker non-votes with respect to such nominee, are set forth below:

NAME                              FOR             AGAINST    ABSTAIN   NON-VOTES
----                              ---             -------    -------   ---------
Don Engel                         8,419,296        94,450    0         0
Ira Merritt                       8,369,825       143,921    0         0
Joel Pashcow                      8,367,825       145,921    0         0
Leonard Toberoff                  8,372,825       140,921    0         0


ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS AND REPORT ON FORM 8-K

         (A)      EXHIBITS:

           EXHIBITS        DESCRIPTION
           ---------------------------

            27       Financial Data Schedule

         (B)      REPORT ON FORM 8-K:

                  Current Report on Form 8-K, filed on July 26, 2000.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HI-RISE RECYCLING SYSTEMS, INC.

Date: November 20, 2000            BY: /S/ DONALD ENGEL
                                   --------------------

                                        Donald Engel, Chairman of the Board
                                        and Chief Executive Officer
                                        (principal executive officer)

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-----------------------------

 27          Financial Data Schedule