Form 10-K405
period 2000-12-31
HI RISE RECYCLING SYSTEMS INC
filed 2001-04-17
CIK 906605

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______


                                     0-21946
                        ---------------------------------
                              (Commission File No.)

                         HI-RISE RECYCLING SYSTEMS, INC.
          -------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                      FLORIDA                           65-0222933
          ------------------------------           -------------------
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)           Identification No.)


 8505 N.W. 74TH AVENUE, MIAMI, FLORIDA                     33166
------------------------------------------- ------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (305) 597-0243
             ------------------------------------------------------
               Registrant's Telephone Number, including area code

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $0.01 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of April 11, 2001 was $1,194,549, computed by reference to the closing price of the Common Stock on such date.

As of April 11, 2001, there were 16,947,355 shares of the registrant's Common Stock outstanding.

Documents Incorporated By Reference

                                      None.

         This Form 10-K contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's (as defined below) expectations and beliefs concerning future events and involve known and unknown risks and uncertainties. When used in this report, the terms "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, decline in demand for the Company's products, increases in costs of sales, inability to amend, restructure or replace the Credit Facility under which the Company is currently in default, failure to successfully implement certain restructuring initiatives, customer relations, relationships with vendors, steel costs, the interest rate environment, the inability to integrate successfully acquired operations, one-time events, the effect of general economic conditions generally, factors affecting the waste hauling and construction industries and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. These statements by their nature involve substantial risks and uncertainties and actual events or results may vary materially from those described herein as anticipated, believed, estimated or intended. The Company undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements.

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

General

         Hi-Rise Recycling Systems, Inc. (the "Company" or "Hi-Rise") is primarily engaged in manufacturing, distributing, marketing and selling recycling and other solid waste handling equipment. Until February 1997, the Company was primarily engaged in distributing, marketing and selling a proprietary automated system known as the hi-rise system(TM) (the "Hi-Rise System") designed to collect source-separated recyclables and other solid waste in multi-story residential buildings. Beginning in February 1997 and continuing through December 1999, the Company consummated a succession of acquisitions to expand its product lines to include sheet metal fabrication products, consisting primarily of rubbish and laundry chutes, and solid waste handling equipment products, consisting primarily of waste containers and trash compaction systems. In particular, during this period of time the Company consummated the following significant acquisitions:

     o In February 1998, the Company acquired Hesco Sales, Inc. ("Hesco"), a Florida corporation engaged in the business of manufacturing, marketing and selling solid waste handling equipment products. Hesco's product lines include waste containers and trash compaction systems.

     o In October 1998, the Company acquired Bes-Pac, Inc. ("Bes-Pac"), a South Carolina corporation engaged in the business of manufacturing, marketing and selling solid waste handling equipment products. Bes-Pac's product lines include waste containers and trash compaction systems.

     o In November 1998, the Company acquired Acme Chute Company ("Acme"), a Florida corporation engaged in the business of manufacturing, installing and servicing trash and linen chutes primarily in the South Florida high-rise market.

     o In February 1999, the Company acquired DeVivo Industries, Inc. ("DeVivo"), a Connecticut corporation engaged in the business of manufacturing, marketing and selling solid waste handling equipment products. DeVivo's product lines include waste containers and trash compaction systems.

     o In September 1999, the Company acquired certain of the assets of Kohlman Engineering Corp. ("Kohlman"), an Illinois corporation that manufactures, markets, sells and services waste compactors and trash chutes.

     o In December 1999, the Company acquired American Gooseneck, Inc. ("American Gooseneck"), an Arizona corporation engaged in the business of manufacturing and distributing solid waste handling equipment. American Gooseneck's product lines include large industrial compacting systems; small and roll-off waste containers, hoists and tarps for truck hauling vehicles and a full line of recycling equipment.

         Hi-Rise has two primary Divisions, the Solid Waste Equipment Division (the "Solid Waste Division") and the Architecturally Specified Division ("Architectural Division"). The Solid Waste Division designs, manufactures and markets a wide variety of waste containers, compactors, balers, container hoists, waste container tarps and other related products. The Architectural Division designs, manufactures and sells proprietary recycling systems and architecturally specified products such as trash and laundry chutes, as well as products such as corner guards, kick and push plates, hold rails and bumper rail systems, which are commonly used in waste handling environments.

         The Company anticipates that in the future the Solid Waste Division consisting of Hesco's, Bes-Pac's, DeVivo's and American Gooseneck's product lines will be the Company's single largest source of revenue. In addition, the Company expects that its other principal sources of revenue will be sales of rubbish and linen chutes, trash compaction systems and the sales of the Hi-Rise System. Currently, approximately 82% of the Company's revenues are derived from its Solid Waste Division and the other 18% of its revenues are derived from its Architectural Division. For selected financial data pertaining to the Solid Waste Division and the Architectural Division, see Note 14 to the Company's Consolidated Financial Statements.

         Through recent acquisitions, Hi-Rise has assembled a group of companies with established customer relationships and experience within the industry. In the waste handling equipment sector, the Company's customer lists include top waste hauling companies and retail names. In the architecturally specified industry, the Company has established relationships with developers, general contractors and architects throughout all of the major cities in which the Company conducts business. By continuously working with its customers to develop customized systems and equipment, Hi-Rise is able to increase the depth of its relationships and display its expertise in the industry. To expand the full-service aspect of its Company's business, Hi-Rise has built out its distribution and sales force to ensure that both local and national coverage are available.

         Hi-Rise offers a comprehensive range of products and services to the waste handling and recycling communities. Hi-Rise is able to provide its Solid Waste Division customers a complete range of waste and specialty containers, as well as other products such as compactors and roll-off hoists. Hi-Rise is also able to offer its entire customer base after-market services, such as repair and maintenance. Hi-Rise expects the service aspect of the business to become increasingly important. Accordingly, Hi-Rise has focused on recruiting experienced, capable sales people who can recognize customer needs and identify which Hi-Rise capabilities would benefit their customers most. In both the Solid Waste and Architectural Divisions, Hi-Rise is also positioned as a "one-stop" shop, which can provide design, installation, equipment and after-market service capabilities.

         Through IDC Systems, Inc., a New York corporation wholly owned by the Company ("IDC Systems"), the Company is engaged in the business of assembling, selling, installing and servicing trash compaction systems in New York, New Jersey and Connecticut. As of December 31, 2000, through IDC Systems, the Company serviced on an annual basis approximately 800 compaction customers, many of which are multi-story residential buildings that are potential customers for the Hi-Rise System.

         The Company was incorporated in Florida in May 1990 as Recycling Systems, Inc. and in March 1992, changed its name to Hi-Rise Recycling Systems, Inc. The Company's executive offices are located at 8505 N.W. 74th Avenue, Miami, Florida 33166, and its telephone number is (305) 597-0243. Unless the context requires otherwise, all references herein to the Company include its wholly owned subsidiaries, IDC Acquisition Sub, Inc., Wilkinson Company, Inc., Recycltech Limited, Acme Chute Company, Inc., Bes-Pac, Inc., Hesco Sales, Inc., United Truck and Body Corporation, Hesco Export Corporation, DeVivo Industries, Inc., DII Acquisition Corp., Ecological Technologies, Inc., KE Corporation and American Gooseneck, Inc.

Recent Developments

         Commencing in late 1999 and continuing through the current year, the Company's business has suffered from softened demand for its products due in large part to competition and to decreased equipment expenditures from its largest customers. The Company has also experienced increased steel costs, which comprise the largest material component in all of its products and more recently, aggressive competitive pricing introduced in certain of its key Solid Waste Division markets. These factors coupled with the recent opening of new production facilities, expansion of existing facilities, the introduction of new product lines and the re-designing and shifting of production among its manufacturing facilities have all contributed to plant and labor manufacturing inefficiencies and a significant deterioration in operating margins. This has resulted in substantial losses, the continued use of cash in operations and defaults under the Company's Credit Facility with GECC (referenced below) under both its borrowings base eligibility and other financial covenants. This situation, coupled with the task of integrating all of the Company's acquisitions, has led to a number of recent management initiatives including review of the manufacturing process and staffing levels at all locations and an extensive review of the Company's balance sheet with a focus on inventory and receivables.

         In response to this situation, the Board of Directors engaged Grisanti, Galef, and Goldress, Inc. ("GGG") on October 16, 2000. GGG is a corporate performance consulting firm with experience in providing interim leadership to under-performing companies. The initial engagement involved an assessment of the Company's operations and of the recent operating and manufacturing initiatives in order to make preliminary recommendations for future operating strategies. Based upon these recommendations, the Board of Directors determined to further retain GGG in November 2000.

         Dr. James Ashton, a GGG partner, assumed responsibility for the operational management of the Company. Donald Engel, Chairman of the Board and Chief Executive Officer ("CEO") requested that the Board of Directors delegate his CEO responsibilities to Dr. Ashton. Dr. Ashton appointed Mel Johnson as Chief Operating Officer of the Solid Waste Division, Michael Bracken, an employee of the Company, as acting Chief Operating Officer of the Architectural Division and Ron Miller as financial management consultant to Kevin Bartczak, Chief Financial Officer of the Company.

         The GGG team commenced significant restructuring initiatives, including the reorganization of the Company's Architectural Division and Solid Waste Division into two completely separate operating units. Major changes within the two business units are also being implemented, including changes in operating and reporting responsibilities, manufacturing and distribution processes, inventory production strategies and credit and collection policies. In addition, these initiatives have included personnel terminations, responsibility changes, the closure of manufacturing locations, and the discontinuance of certain products and service offerings. The GGG team has recently completed an operating and financial plan which contemplates future improvements in financial and operating results as the operating and manufacturing philosophies broadly described above are implemented.

         The Company has a credit facility (the "Credit Facility") under the terms of a credit agreement (the "Credit Agreement") with General Electric Capital Corporation ("GECC") as administrative agent, and other lenders from time to time, as they become party thereto. The Company is currently in default under both its borrowing eligibility and other financial covenants set forth in the Credit Agreement. GECC and the other lenders have declared all amounts outstanding, together with accrued interest, to be immediately due and payable. Throughout 2000, the Company entered into four amendments with respect to the Credit Agreement. These amendments had the effect of increasing the Credit Facility first to $63 million and later, notwithstanding the above defaults, to increase amounts available under the Credit Facility by an aggregate of $5.5 million by obtaining from GECC an additional subordinated term loan which matured on February 15, 2001. The amendments to the Credit Agreement also allowed for overline advances in the aggregate amount of $500,000 notwithstanding the fact that the Company had already drawn more funds than it was permitted based upon its current collateral levels. Furthermore, as part of the $5.5 million term loan provided by GECC, the Company issued warrants to GECC to purchase an aggregate of 17,382,053 shares of the Company's common stock, par value $.01 (the "Common Stock"), at a price of $.01 per share. The Company is continuing its discussions with GECC and the other lenders to restructure its existing Credit Facility and secure additional working capital.

         Although management believes that the recently introduced changes will continue to reduce inventory levels, production and overall operating costs, previously described manufacturing inefficiencies, continued softness in product demand, coupled with severe cash flow constraints experienced prior to the December amendment, continue to negatively impact the Company's operations.

         In addition, Donald Engel, the Company's Chairman of the Board and Chief Executive Officer, indicated to the Company his intention to resign from all offices and positions he currently holds with the Company and each of its subsidiaries. Also, on April 17, 2001, Gary McAlpin, the Company's former President and Chief Operating Officer, resigned from all offices and positions he held with the Company and each of its subsidiaries.

         For a more detailed discussion regarding the Recent Developments described above, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Solid Waste Division

         The Solid Waste Division offers a diversified line of products and systems including: 1) a variety of metal containers used for the collection of waste material and recyclables; 2) balers and compactors used for the processing of waste materials; and 3) intermodal and roll-off containers, transfer trailers, roll-off hoists, tarps, vacuum units and other specialized equipment used for the collection and transportation of solid, liquid and low risk hazardous waste materials. Waste containers are available in a number of sizes and are primarily constructed from heavy duty steel.

         In addition to waste containers, the Solid Waste Division also sells trash compaction systems, balers and hoppers, and specialized equipment for use with waste handling trucks. The Solid Waste Division also manufactures trash compaction systems that are available in a number of models designed primarily for use in multi-story buildings and commercial establishments. During the years ended December 31, 2000, 1999 and 1998, sales of products by the Solid Waste Division accounted for approximately 82%, 76% and 59%, respectively, of the Company's revenues. At December 31, 2000, 1999 and 1998, the Solid Waste Division had a backlog of approximately $1.2 million, $2.7 million and $1.2 million, respectively.

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

         During the years ended December 31, 2000, 1999 and 1998, sales of Wilkinson's products accounted for approximately 7%, 9% and 16%, respectively, of the Company's revenues.

         IDC Systems offers a line of trash compaction systems designed primarily for use in multi-story buildings. IDC Systems' product line includes six principal models. During the years ended December 31, 2000, 1999 and 1998, sales of trash compaction systems accounted for approximately 4%, 5% and 7%, respectively, of the Company's revenues.

         Acme manufactures, markets, sells and installs sheet metal fabrication products in Florida consisting primarily of trash and laundry chutes and storage lockers. During the years, ended December 31, 2000, 1999 and 1998, sales of Acme's products accounted for approximately 4%, 4% and less than 1%, respectively, of the Company's revenues.

The Hi-Rise Recycling System(TM)

         The Company's Hi-Rise System, which is marketed under the Hi-Rise Recycling System(TM) name, is easily adapted to and takes advantage of the efficiency and convenience of a multi-story building's existing waste disposal chute or is designed into newly constructed buildings, permitting residents to conveniently dispose of, without commingling, a variety of recyclable waste including glass, metal, newspaper and plastic, plus garbage. The Hi-Rise System consists of six waste collection and storage bins, one for each recyclable and one for garbage, which rest on a carousel located at the bottom of the building's waste disposal chute, and electronic panels installed near the disposal chute's door on each floor. When activated by a resident, the control panel electronically rotates the carousel to position the selected collection bin under the disposal chute, in turn, to receive up to five categories of recyclables and garbage for storage and collection. Presently, there are two models of the carousel system, the "rollaway bin" model and the bagger model. The rollaway bin model collects the garbage and recyclables in rollaway bin containers that rest on the carousel and can be rolled off the carousel when full and replaced by an empty one. For those buildings where rollaway containers are not practical, the Company has designed the bagger model. The bagger model collects the garbage and recyclables in disposable bags that are located in round collection bins that rest on the carousel. The bags can be removed from the bins to be placed at curbside for collection. Both models are equipped with an automatic garbage compactor.

         The Company also manufactures the hi-rise trisorter system (the "Hi-Rise Trisorter System"), an alternate version of the Hi-Rise System. The Hi-Rise Trisorter System combines the Hi-Rise System floor panels with a chute extension that directs waste into one of three separate bins for garbage, paper or commingled recyclables, instead of the six section carousel. The Company developed the Hi-Rise Trisorter System, which requires less space than the original version of the Hi-Rise System, for the existing building market.

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

         The price of the Hi-Rise System currently ranges from $50,000 to $120,000 depending upon the number of floors in a multi-story building. The number of systems installed in a building depends on the number of garbage chutes in the building. During the years ended December 31, 2000, 1999 and 1998, sales and sales-type leases of Hi-Rise Systems accounted for approximately 4%, 9% and 23%, respectively, of the Company's revenues. The Company anticipates that, in the future, sales and sales-type leases of the Hi-Rise System will continue to constitute a decreasing percentage of its revenues.

         To date, the Company has installed 310 Hi-Rise Systems, of which 45 were sold and 265 were leased or rented. In connection with sales-type leases of the Hi-Rise System, the Company previously entered into shared savings agreements with building owners, pursuant to which the Company managed a building's solid waste disposal and received a percentage of the building owner's shared savings realized as a result of reduced waste disposal costs. These agreements were sold on a non-recourse basis in February 1998 and the Company has ceased offering shared savings arrangements.

Marketing and Sales

         The Solid Waste Division currently has 13 regional sales people located throughout the east coast, southeast and southwest. In addition, 2 national sales people focus on training, the end user market and sales management. The Division also currently employs 7 sales support staff who process phone orders and repair and maintenance requests. Sales people are paid a base salary and also earn a commission based on sales margins of the products they sell. The Solid Waste Division's goal is to utilize its marketing and sales force to market on both a national and local basis, while retaining flexibility to meet local delivery needs.

         Hesco, Bes-Pac, DeVivo and American Gooseneck market their products to waste haulers, municipalities and residential customers throughout the east and west coasts of the United States. Hesco solicits a significant portion of its sales through participation in municipal bids and is listed on the Florida Statewide Vendor List. Hesco's, Bes-Pac's and DeVivo's marketing efforts include monitoring trade journals and other industry sources for bid solicitations by various entities including government authorities and related instrumentalities, and responding to such bid solicitations. Typically, a bidder submits a proposal detailing its qualifications, the products to be provided and the cost of the products to the soliciting entity which then, based upon its evaluation of the proposals submitted, awards the order to the successful bidder.

         While many of the Solid Waste Division's customers have a national presence, the requisition of waste handling equipment is often handled on a regional basis. The Company believes that retaining both national and local sales personnel provides a competitive advantage in marketing and meeting the needs of national customers who have large waste handling equipment requirements.

         Through a series of acquisitions, the Architectural Division has assembled a core group of companies that offers a complete array of products and services for recycling systems. The Architectural Division's goal is to design, manufacture and install waste management systems and provide after-market services, such as maintenance and repair. The Architectural Division has the capability to design waste management systems and equipment for specific needs and custom applications for a wide variety of industries. This is illustrated by the Architectural Division's range of projects, which include residential buildings, sports arenas/forums and hotels. The Architectural Division works with each of its customers to design waste management systems which meet specific requirements, tailoring standard products to produce a customized result. Once the system is designed, Hi-Rise provides installation, education and after-market service.

         Products such as the Recycling Ready Compactor (built to easily accommodate recycling capabilities at a later date) and the American Disability Act ("ADA") Doors (a chute door which opens automatically) were developed by the Company to target certain markets and requirements. Using a fairly standard model, engineers can change specifications to meet customer needs, yielding a cost-efficient, customized product. Installation and education are also provided to the customer, as well as follow-on repair and maintenance as needed. The Architectural Division's service staff is cross-trained for a number of tasks such as installation, service and general product knowledge. Using this experience, these representatives can recommend waste management solutions to customers on a quick, responsive basis.

         The Architectural Division has focused on increasing the sale of higher margin products such as apartment style compactors and parts, ADA Doors, as well as after-market services. Many of these higher margin products were designed by the Company in response to the requirements of a specific customer. Once developed, the Architectural Division is able to offer these enhanced products to the Company's entire customer base. By providing customers with after-market services such as maintenance and repair, the Company is able to secure revenues from both the sale of these services, as well as the sale of replacement parts and equipment.

         The Company also emphasizes the sale of other complementary architecturally specified products, such as metal fabrications commonly used in waste handling and other building environments.

         The Architectural Division will continue to focus on markets with high population densities and a high concentration of multi-story buildings that have strong new construction and renovation activity. The Architectural Division will continue to build on established relationships with developers, general contractors and architects. The Architectural Division has aggressively sought out the retrofit market in select markets such as the New York City metropolitan area, and in other markets such as Miami, Toronto and Chicago for the sale of recycling systems. The return on investment for retrofit multi-story dwelling with a Hi-Rise Recycling System can be as little as one year, making it a profitable investment for Hi-Rise's customers. Additionally, many cities offer tax credits for retrofits, which increases the attractiveness of retrofitting to building owners.

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

         The Company's marketing efforts with respect to the Hi-Rise System are focused in geographic markets in which the Hi-Rise System is believed to have potential for significant market penetration. The Company believes that certain geographic markets are likely to achieve greater system penetration based on a number of factors, principal among which is the existence of mandatory recycling legislation with penalties for non-compliance. The Company has identified potential geographic markets by evaluating, among other things, the existence of proposed legislation mandating recycling; high or increasing landfill and incinerator disposal fees which result in high monthly hauling fees to building owners; and high concentrations of mid-rise and high-rise buildings in serviceable geographic areas. Based on this evaluation, the Company is currently focusing its efforts primarily in South Florida and West Florida and metropolitan areas such as New York City and Toronto, Canada. In addition, the Company has expanded its operations into new geographic markets beginning in markets in which the Hi-Rise System is likely to achieve market penetration, such as Boston, Massachusetts and Washington, D.C., as well as Chicago, Illinois. Of the 310 systems installed to date, 294 have been installed in multi-story residential buildings (including 291 in new residential construction and 3 in a mixed-use historic rehabilitation) and 16 have been sold to private waste hauling companies, which have remarketed the system to residential building owners.

         The Company engages an independent sales force and independent distributors in various regions throughout the United States, for marketing the Hi-Rise System, Wilkinson's sheet metal fabrication products and IDC System's trash compaction systems to multi-story building owners, architects, building contractors and waste hauling companies. Although the Company continues to sell Hi-Rise Systems through independent distributors, the Company has increased its emphasis on sales of Hi-Rise Systems through its direct sales force. Direct salespeople have a close relationship with customers and have a genuine interest in ensuring customers are satisfied. Currently, the Company maintains direct sales representatives in South Florida, New York, Toronto, Chicago, Cleveland and Southern California. In the future, the Company will focus on expanding the direct sales force in Southern California and Washington D.C. Direct sales allow the Division to concentrate on increasing service revenues, such as the after-market repair, maintenance and parts business. Service and replacement part sales generate higher margins and provide an important competitive advantage in the industry. The Architectural Division currently has approximately 7 sales people located throughout North America. The Company has a network of approximately 32 domestic and 3 international distributors. The Company generally has contractual arrangements with its distributors pursuant to which the distributor is granted the exclusive right to market the Company's products in the specified territory. The distributor typically is not required to meet sales quotas to maintain its relationship with the Company. Most of the Company's distributors purchase the Company's products for resale to their customers. Since the consummation of the Wilkinson Acquisition, the Company has commenced marketing the Company's IDC Systems' trash compaction systems under the "Wilkinson" name. In addition, as a result of the Wilkinson and Acme Acquisitions, the Company is able to offer a fully integrated wasted disposal system for multi-story buildings consisting of the Hi-Rise System, waste disposal chute and trash compaction system. The Company believes that by utilizing its distributor network to offer a fully integrated waste disposal system, it will be able to penetrate further the new construction market.

Lease Programs

         In addition to sales of Hi-Rise Systems, the Company seeks to enter into favorable long-term sales-type lease agreements with building owners providing for a fixed monthly rental, renewal options and a fair market value purchase option at the end of the lease term. The Company also seeks to enter into capital leases, for a term of seven years, with building owners providing for monthly principal and interest payments to be applied towards the cost of the Hi-Rise System. At the end of the lease, the building owner may purchase the system for nominal consideration. Of the 310 Hi-Rise Systems installed to date, 265 have been installed pursuant to lease agreements.

Manufacturing and Supply

         Containers are manufactured in the Easley, South Carolina; Conover, North Carolina; Miami, Florida; Phoenix, Arizona; Newtown, Connecticut; and New Albany, Mississippi facilities. Due to the large size and heavy weight of containers, transportation costs are significant. The Company considers the maximum economical shipping radius for containers to be approximately 300 to 500 miles. Accordingly, containers are manufactured regionally. All of the Company's container manufacturing facilities are located near heavily populated areas.

         From the Company's Miami, Florida facility, Hi-Rise can effectively market containers in Florida and the Southeast region of the United States. The Newtown, Connecticut facility allows the Company to effectively reach the Northeast region. The Easley, South Carolina and Conover, North Carolina locations allow the Company to effectively reach the South and Mid Atlantic regions. The Phoenix, Arizona facility allows the Company to market containers throughout the Southwest region of the United States from El Paso, Texas to San Diego, California. The New Albany, Mississippi facility allows the Company to market to the Mideast Region.

         The manufacturing process for containers consists primarily of purchasing, cutting the metal to length, forming, welding, assembly and painting. The majority of paint used is water based, which minimizes environmental issues.

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

         The Company manufactures hoists and tarp systems at its facilities in Miami. These systems require more engineering and are produced in lower volumes so as to necessitate a more centralized approach to manufacturing.

         The principal materials used in the manufacture of the Solid Waste Division's products are steel, paint and plastic. Steel represents approximately 45% of the Solid Waste Division's direct costs, paint 7% and plastic lids 6%. Hi-Rise currently has several sources for its raw material requirements and believes that other sources are available. In addition, the Company obtains mechanical and electrical components, such as sprockets, hydraulic cylinders, motors, gear boxes, and electrical relays and contacts from third party manufacturers.

         Purchase orders for Hesco's, Bes-Pac's, DeVivo's and American Gooseneck's waste containers, lids, roll-off hoists and tarps are generally manufactured and delivered promptly. Trash compaction systems are manufactured to the customer's order. The period of time required to fill an order for a trash compaction system ranges from one to four weeks. As a result, the sales cycle for the Solid Waste Division products may range from one day to two months depending on the type of product and available inventory.

         The Company manufactures the Hi-Rise Trisorter System, its sheet metal fabrication products, including trash and linen chutes, and trash compaction systems at its facility in Stow, Ohio. The Company engages in limited assembly operations of the Hi-Rise System at its Miami, Florida facilities. The Company obtains certain of its component parts, including carousels, rollaway waste collection bins and most of the components of the electronic control panel and "controller" incorporated into the Hi-Rise System, and to a lesser extent certain components of its trash compaction systems, from third-party manufacturers. For the years ended December 31, 2000, 1999 and 1998, substantially all of the Company's carousel requirements were purchased from Best Designs, Inc.

         The Company's manufacturing process for chutes consists primarily of purchasing, cutting the steel to length, forming, welding, assembly and then packaging for shipment. Quality control is performed during the welding process. The principal materials used in manufacturing are stainless steel and aluminized steel rolls. The Company has begun configuring the facility to allocate space for new manufacturing. Certain of the Company's existing equipment may be used for manufacturing of the Company's other products and the Company intends to purchase additional equipment for this purpose.

         The Company's Hi-Rise System assembly operations involve the certification of each system component, assembly of the system's electronic control panels, a series of quality specification measurements, and various other physical and visual tests to certify final performance specifications. The Company's sales cycle, which in the case of leases commences at the time a prospective customer demonstrates to the Company an interest in leasing a Hi-Rise System and ends upon completion of installation of such system, at which time the Company recognizes revenue, typically ranges from six to eighteen months. The Company also sells certain units under contracts providing for progress payments made throughout the production of the system. In these limited cases, revenue is recognized on the percentage of completion method. The period from the execution of a purchase order or lease or rental agreement until delivery of system components to the Company, assembly, shipment and completion of installation of such system typically ranges from one to two months in the case of existing buildings and from six to eighteen months in the case of new building construction. In the case of sales to distributors, the Company's sales cycle typically ranges from two to four months, commences at the time a prospective customer expresses an interest in purchasing a Hi-Rise System and ends upon shipment of the system to the distributor, at which time the Company recognizes revenue. By contrast, the Company may fill purchase orders within seven days of receipt when delivered out of inventory. These orders are primarily orders for spare parts. The Company generally fills orders shortly after receipt, except in the case of new building construction where delays in installation may occur at the building owner's request as a result of its construction schedule. At December 31, 2000, 1999 and 1998, the Architectural Division had a backlog of approximately $6.6 million, $9.2 million and $10.1 million, respectively, relating primarily to installations of Hi-Rise Systems in new buildings and contracted compactor orders. The Company believes that its present inventory level, together with readily available components and supplies, is sufficient to satisfy the current backlog.

         The minimum period of time required by the Company to fill an order for its custom-designed Wilkinson products generally ranges from two to four weeks from its receipt of approved drawings. However, its sales cycle typically depends on the building's construction schedule. As a result, the sales cycle for the Company's Wilkinson products may range from six months to 18 months.

         The Company currently has alternative sources for materials and components used by each of its divisions and believes that additional alternative sources are available. The Company is substantially dependent on the ability of its suppliers and manufacturers, among other things, to satisfy performance and quality specifications and dedicate sufficient production capacity for components within scheduled delivery times. Through Wilkinson, the Company generally purchases its steel requirements pursuant to blanket-type purchase arrangements pursuant to which prices are established for a specified period. With the exception of Wilkinson, the Company does not maintain supply contracts with any of its suppliers or manufacturers and purchases materials and components pursuant to purchase orders placed from time to time in the ordinary course of business. Failure or delay by the Company's suppliers or manufacturers in supplying necessary materials or components to the Company would adversely affect the Company's ability to obtain and deliver products on a timely and competitive basis.

Customers

         The customers for the Solid Waste Divisions' waste containers consist principally of waste haulers and municipalities throughout the east and west coasts of the United States. The Company markets the Solid Waste Divisions' trash compaction systems primarily to multi-story buildings and commercial establishments. The Solid Waste Division typically enters into blanket sales orders with its municipal customers and certain waste haulers pursuant to which it agrees to sell its products to the customer at prices, which are fixed for a specified period of time. For fiscal year 2000, no one customer accounted for more than 14% of the Solid Waste Division's revenues.

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

         A substantial portion of customers for the Architectural Division's products consists of developers, architects and general contractors who require the Company's products in building construction. These customers generally utilize these products in construction of residential buildings, hotels, hospitals and other commercial buildings. Recent projects in which the Company has been involved in the design, installation and supply of waste handling systems include the American Airlines Stadium in Miami, Florida; the Banc One Ballpark in Phoenix, Arizona; and the refurbishment of the 42nd street area in New York City in co-operation with the Millennium Development Company. The Architectural Division has increasingly focused on providing additional service and maintenance to its customers, from specific design capabilities to after-market support, such as repair and maintenance. For fiscal years 2000 and 1999, no one customer accounted for more than 3% and 2%, respectively, of the Architectural Division's revenues.

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

         To date, the Company has marketed the Hi-Rise System primarily to existing and newly constructed residential buildings. Since 1995, the Company has focused on the new construction residential building market. The new construction market in South Florida was a large source of orders for the Hi-Rise System during the years ended December 31, 2000 and 1999. The Company plans to market the Hi-Rise System beyond the residential building market to owners of existing commercial buildings with waste disposal chutes and newly constructed or renovated commercial multi-story buildings. The Company believes that other potential customers include waste recycling companies, municipal waste haulers, hospitals, universities, hotels and government buildings.

         In fiscal years 2000 and 1999 no one customer accounted for more than 12% and 13%, respectively, of the Company's total revenues, and the top ten customers represented less than 33% and 35%, respectively, of total revenues. However, approximately 27% and 37%, respectively, of the total revenues were from the Company's Florida-based subsidiaries.

Installation, Service and Monitoring of the Hi-Rise System

         The Hi-Rise System can be easily installed with virtually no structural changes to buildings or to disposal chutes in existing buildings, and can be easily designed into new buildings. Installation generally takes one to four days and consists of installing the carousel, collection bins and "controller" in the basement and installing and wiring electronic control panels near disposal chute doors on each floor. The Company performs diagnostic tests and procedures to determine whether the installed system meets system specifications. The Company currently has 17 employees providing installation services, not including the 9 service and installation personnel available in New York.

         The Company's personnel provide on-site training to building staff in the use of the Hi-Rise System. The Company provides training for both the operation and use of the hardware components of the system and execution of all applications of the software. Purchase of the system includes provision by the Company of a complete installation, operation, service and safety manual in addition to technical training, which is tailored to the needs of the building management and other personnel. Education is made available to the building manager, maintenance staff and waste hauler, typically during a two to four week curriculum. In addition, prior to the installation of the Hi-Rise System in a building, the Company institutes an educational program for residents and provides educational materials, including instructional videos, to building residents in order to encourage source-separation and proper use of the system. Building management and residents are encouraged to maintain a high level of recycling and conduct on-going source-separation surveys. When the Hi-Rise System is activated by a resident, the control panel automatically "locks-out" all other chute doors to prevent other residents from disposing of a different recyclable or garbage. Nevertheless, there are no safeguards to prevent improper disposal by the resident utilizing the system. Accordingly, the success of the Hi-Rise System is dependent upon the cooperation of the building's residents. However, based on its experience, the Company believes that it is unlikely that a resident will misuse the system, inasmuch as the control panel must be activated for disposal. Moreover, a resident not inclined to participate in the building's recycling program may simply push the garbage button for disposal of all his trash. The Company currently has one employee providing training and educational services.

         In connection with Hi-Rise System sales, the Company offers a limited warranty period of six months in the case of retrofit buildings, or one year in the case of new buildings, covering workmanship and materials, during which period the Company or its authorized service representative will make repairs and replace parts which become defective due to normal use. Pursuant to maintenance and service contracts, the Company will make repairs during business hours according to a specified period commencing upon the expiration of the warranty for a monthly fee. The Company employs 17 persons who are engaged in system maintenance and service (including installation), excluding 9 service representatives employed by IDC Systems. These 26 are trained to install and service both compactors and the Hi-Rise System. Other than buildings which have entered into lease agreements with the Company, to date, 24 buildings (containing 47 systems) have entered into service contracts with the Company. Revenues from these service contracts are not material. The Company also provides basic warranty services over the life of the equipment under certain of its long term lease arrangements.

         As with the Hi-Rise System, IDC Systems' trash compaction systems can be easily installed into existing buildings or new buildings. Installation normally takes one to two days and consists of installing the compaction unit in the basement or first floor of the building. IDC Systems currently has 9 employees providing service and installation services.

         In connection with sales of the Solid Waste Divisions' products, each of Hesco, Bes-Pac, DeVivo and American Gooseneck typically offers a one-year limited warranty covering workmanship and materials, during which time it will repair or replace products or parts which become defective due to normal use.

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

Product Development

         Hi-Rise's product development efforts are focused on enhancing and refining its products to satisfy individual and industry requirements. Product development expenditures are expensed as incurred. The Company's product development efforts are focused on enhancing and refining the Hi-Rise System and on adapting the system to satisfy individual and industry requirements. For the years ended December 31, 2000 and 1999, product development expenditures by the Company were less than $75,000 in each year and were expensed as incurred. The Company intends to continue to engage in ongoing system refinement and enhancement efforts, including development of a diverter model that enables the system to accommodate larger buildings with the Hi-Rise System and a separate compactor. The system also has modem capabilities to interface via telephone communication lines with waste hauling companies and other industry participants. The Company believes that the potential ability of the system to alert waste hauling and recycling companies when collection bins reach capacity will facilitate community recycling programs and improve the efficiency of recyclable solid waste collection and disposal.

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

Patents and Proprietary Information

         Through Hesco, the Company holds a United States patent covering its hydraulic tarp mechanism, which expires in 2008. Additionally, the Company has a United States patent pending covering a compactor assembly for use with recycling bins, which if issued, would expire in 2017. Through DeVivo, the Company holds two patents relating to the locking mechanisms on DeVivo's front and side loading waste containers. Both of these patents expire in 2014. Additionally, DeVivo has a patent pending relating to a specialized waste container for certain liquid wastes. Through Wilkinson, the Company holds United States patents covering certain recycling bins, which expire at various dates from 2009 through 2010, and has applications pending for additional patents. The Company holds United States, Canadian and European Community patents, which cover a system of separating waste in multi-story buildings with a chute system. The Company's United States, Canadian and European Community patents expire in 2008, 2013 and 2016, respectively. Functionally equivalent waste collection and source-separation systems, which may not be covered by the Company's patents, may be currently in commercial distribution by the Company's competitors. The Company has applied for patents in Japan and Korea, similar or identical to its United States and Canadian patents.

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

Employees

         At December 31, 2000, Hi-Rise employed approximately 561 persons, of which 12 were in executive positions, 35 were in sales and marketing, 471 were in production, 20 were in service and installation and 23 were in administration.

         IDC Systems is a party to a collective bargaining agreement with the Building Service Employees International Union, Local 32-E, Service Trade Division, AFL-CIO (the "IDC Union") with respect to 9 of its service employees. The current collective bargaining agreement expired in March 2000. The Company and the IDC Union had negotiations for a new contract. However, these negotiations have not yet resulted in a contract with the IDC Union and currently the Company and the IDC Union are in arbitration. Wilkinson is a party to a collective bargaining agreement with the Building Sheet Metal Workers International Union, Local 33, (the "Wilkinson Union") with respect to 37 of its manufacturing employees. The current collective bargaining agreement with Wilkinson Union expired on March 29, 2000. Hi-Rise and the Wilkinson Union are currently negotiating terms of a new contract. It is anticipated that the new contract will expire in March 2004. Acme is a party to a collective bargaining agreement with the Building Sheet Metal Workers International Union, Local 32, (the "Acme Union") with respect to 17 of its manufacturing and service employees. The current collective bargaining agreement with the Acme Union will expire in September 2002.

ITEM 2.  DESCRIPTION OF PROPERTY FACILITIES

         The Company's principal executive offices are located at Hesco's office and manufacturing facilities in an approximately 110,000 square foot building situated on approximately eight acres of land in Miami, Florida. Rent for these facilities is approximately $34,000 per month for the Miami facility pursuant to a lease (the "Acosta Lease") expiring February 26, 2005 with an option to renew for an additional three-year term. The lease for the

Hesco facility was entered into between Hesco and an affiliate of Evelio Acosta, the former owner of Hesco, in connection with the acquisitions of Hesco and related subsidiaries and is subject to an unconditional guaranty between the Company and the landlord. For pending litigation pertaining to this property, see "Item 3. Legal Proceedings." The Company also leases office space in New York City on a month-to-month basis at a monthly rental of $3,000.

         Bes-Pac maintains an office and manufacturing facilities in an approximately 50,000 square foot building situated on approximately four acres of land in Easley, South Carolina. Bes-Pac also maintains a manufacturing facility in an approximately 100,000 square foot building in Easley, South Carolina and a 70,000 square foot facility in Conover, North Carolina. All these facilities are leased from Ronald McCracken, an officer of the Company and the former owner of Bes-Pac, for an aggregate rental of approximately $25,250 per month pursuant to leases expiring on December 31, 2012. In addition, Bes-Pac leases approximately 7,000 square feet comprising the first floor of an office building in Easley, South Carolina. The lease provides for initial rent of approximately $3,300 per month with increases in years three through seven. The lease expires May 31, 2007 and is leased from a partnership of which Ronald McCracken is a partner.

         DeVivo maintains its office and manufacturing facilities in an approximately 90,000 square foot building situated on approximately seven acres of land in Newtown, Connecticut. This facility is leased from Mario DeVivo, the former owner of DeVivo, for a rental of approximately $30,000 per month pursuant to a lease expiring February 28, 2011.

         American Gooseneck maintains its office and manufacturing facilities in an approximately 44,000 square foot building situated on approximately five acres of land in Phoenix, Arizona. This facility is leased from Hambicki Investment Partnership, an affiliate of the former owners of American Gooseneck, for a rental of approximately $12,000 per month pursuant to a lease expiring December 17, 2004. American Gooseneck has an option to renew the lease for an additional 60 months.

         IDC Systems' executive offices, warehouse and assembly operations are located in approximately 10,600 square feet of leased space in Mount Vernon, New York. The lease provides for a rental of approximately $8,100 per month, with increases in the second and third year of 4% each, and a three-year term expiring October 1, 2003.

         Wilkinson's executive offices, warehouse, manufacturing and assembly operations are located in approximately 50,000 square feet of leased space in Stow, Ohio. The lease provides for a three-year term expiring February 2, 2002 at an initial rental of approximately $14,300 per month, with increases in the second and third year based on increases in the consumer price index.

         Recycltech's offices are located in approximately 20,000 square feet of leased space in the City of North York, Ontario, Canada. The lease provides for a rental of approximately $7,800 per month and expires on October 31, 2003.

         Acme maintains its corporate headquarters and manufacturing facilities in an approximately 10,000 square foot building situated on approximately two acres of land in Fort Lauderdale, Florida. These facilities are leased for a rental of approximately $3,400 per month pursuant to a lease expiring April 30, 2001. The Company believes that Acme's facilities are adequate for its present needs.

         The business of United Truck and Body is now maintained at its new offices, warehouse and manufacturing facilities in an approximately 41,000 square foot building situated on approximately seven acres of land in New Albany, Mississippi (the "New Albany Facility" or "New Albany"). The lease provides for a rental of $5,700 per month and expires on June 30, 2005.

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

         On March 28, 2001, Acosta Family Limited Partnership, lessor of Hesco's office and manufacturing facilities and the Company's principal executive office, filed a lawsuit in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida against Hesco. The complaint filed in this action seeks unspecified damages alleging breach of the Acosta Lease through the alleged failure on the part of Hesco to maintain the property, alleged noncompliance with environmental laws and alleged failure of Hesco to provide insurance to lessor insuring against loss of rent. The Company has not yet filed a response but intends to vigorously defend against all allegations made in the complaint. The Company believes the suit is without merit; however, the Company is unable to predict the outcome of the litigation.

         On March 30, 2001, Edelsy Marcano, a former employee of Hesco, filed a lawsuit in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida against Hesco. The complaint filed in this action seeks unspecified damages alleging breach of the Employment Agreement, dated February 20, 1998, between Marcano and Hesco, resulting from Hesco's decision to terminate Marcano's employment for cause. The Company has not yet filed a response but intends to vigorously defend against all allegations made in the complaint. The Company believes the suit is without merit; however, the Company is unable to predict the outcome of the litigation.

         On or about July 31, 2000, the Commissioner of Environmental Protection for the State of Connecticut (the "Plaintiff") brought an action in Superior Court, Judicial District of Hartford, State of Connecticut, against DeVivo Industries, Inc. ("DeVivo"), a wholly-owned subsidiary of the Company, alleging that DeVivo violated several provisions of Connecticut law by its failure to obtain permits relating to its construction, installation and operation in 1986 and 1994 of paint spray booths used in its manufacturing processes. The Plaintiff is seeking civil penalties not to exceed $25,000 per day for each day of violation on or after October 1, 1990 and civil penalties not to exceed $1,000 per day for each day of violation prior to October 1, 1990. The Company believes that it is entitled to be indemnified for substantially all liability for this action by the former shareholders of DeVivo pursuant to the terms and conditions of the Stock Purchase Agreement dated as of February 23, 1999, by and among the Company, DII Acquisition Corp., DeVivo, Ecological Technologies and the shareholders of DeVivo. However there can be no assurance that those shareholders will satisfy their indemnification obligations.

         The parties to the action have reached a settlement in principle under which, pending final approval by the Attorney General's Office, Mario DeVivo will pay a civil penalty in the amount of $200,000 and all counts of the complaint filed by the Plaintiff will be dismissed. DeVivo has submitted applications for the necessary permits.

         On September 29, 2000, Reliance Metalcenter, a California corporation and a vendor of a subsidiary of the Company ("Metalcenter"), filed a lawsuit in United States District Court for the Southern District of Florida against the Company, as the alleged successor-in-interest of AG Products. The complaint filed in this action sought damages in the amount of $364,536 for breach of contract, plus interest and related items, for metal products previously delivered to American Gooseneck, Inc. d/b/a AG Products, and alleged that the Company was also liable as AG's "alter ego." The suit was withdrawn by the plaintiff without prejudice on March 9, 2001.

         On October 19, 2000, Lawson Steel Co., Inc., an Ohio corporation and a vendor of a subsidiary of the Company ("Lawson Steel"), filed a lawsuit in the United Sates District Court for the Southern District of Florida against the Company and DeVivo. The complaint filed in this action sought damages in the amount of $100,765 for breach of contract alleging that the Company and DeVivo owe to Lawson Steel an amount of money equal to the damages sought for steel material purchased by DeVivo. The suit was withdrawn by the plaintiff without prejudice.

         On November 14, 2000, Lawson Steel filed a lawsuit in the Circuit Court of the Eleventh Judicial Circuit, in and for Miami-Dade County, Florida against the Company and DeVivo. The complaint filed in this action sought damages in the amount of $58,396 for breach of contract alleging that the Company and DeVivo owed to Lawson Steel an amount of money equal to the damages sought for steel material purchased by DeVivo. The suit was withdrawn by the plaintiff with prejudice on February 6, 2001.

         On November 30, 2000, Mailhot Industries Ontario, Ltd. filed a lawsuit against Hesco in the Circuit Court of the Eleventh Judicial Circuit, in and for Miami-Dade County, Florida alleging non-payment of $54,134 for cylinders previously delivered to Hesco Sales, Inc. The suit was withdrawn by the plaintiff with prejudice on February 14, 2001.

         In December 2000, Permite Corp. ("Permite"), filed a lawsuit in the Circuit Court of the Eleventh Judicial Circuit, in and for Miami-Dade County, Florida alleging that Hesco owed it $48,844 for merchandise delivered to Hesco. The suit was withdrawn by the plaintiff without prejudice on March 6, 2001.

         Certain other vendors of the Company have threatened to commence legal action for non-payment of trade payables.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock had traded in the over-the-counter market on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small-Cap Market under the symbol "HIRI" from July 22, 1993, the date of the Company's initial public offering (the "IPO") until December 4, 2000. On December 5, 2000, the Company announced that it had received notification that the Nasdaq Stock Market, Inc. had decided to delist its Common Stock from trading on the NASDAQ Small-Cap Market, effective December 4, 2000. NASDAQ based its decision on concerns relating to the Company's failure to meet the minimum bid price requirements. The Company had requested a hearing regarding a proposed plan of compliance with the listing requirements to be held on January 4, 2001, but the Company subsequently requested that the hearing with Nasdaq be canceled. The Company is currently trading its Common Stock in the over-the-counter market ("OTC") via the Electronic Bulletin Board ("OTC Bulletin Board").

         The following table sets forth, for the periods indicated, the high and low closing bid quotations for the Common Stock, as reported on NASDAQ for the years ended December 31, 2000 and December 31, 1999 and on the OTC Bulletin Board for the 1st Quarter of 2001. The OTC quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                        Period                    High          Low
         -------------------------------------- ----------- -----------
         2001
         1st Quarter                              $1/8         $1/16

         Year ended December 31, 2000
         1st Quarter                              $2 5/16      $1 15/16
         2nd Quarter                               1 7/16         31/32
         3rd Quarter                                 7/8          11/32
         4th Quarter                                 1/4          1/32

         Year ended December 31, 1999
         1st Quarter                              $3 11/16     $1 5/16
         2nd Quarter                               4 3/4        3
         3rd Quarter                               3 1/8        2 1/8
         4th Quarter                               2 3/8        1 3/4

         As of April 11, 2001, there were 123 holders of record of the Company's Common Stock. The Company believes that there are in excess of approximately 2,436 beneficial owners of the Company's Common Stock. On April 11, 2001, the closing bid price of the Common Stock was $0.10 per share.

         In late June and early July 1997, the Company sold an aggregate of 200 shares of its Series B Convertible Preferred Stock, $.01 par value (the "Series B Preferred Stock"), and warrants (the "1997 Warrants") to purchase an aggregate of 888,887 shares of the Common Stock, in a private placement to accredited investors for an aggregate purchase price of $2,000,000 pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The Series B Preferred Stock is convertible, at the option of the holder thereof, into Common Stock at a conversion price of $2.25. During 2000, 100 shares of the Series B Preferred Stock were converted to 444,444 shares of the Company's Common Stock. The remaining Series B Preferred Stock accrues Common Stock dividends at a rate of approximately 36,000 shares per annum, which dividends are payable upon conversion of the

Series B Preferred Stock in additional shares of Common Stock. The Series B Preferred Stock has no voting rights. The 1997 Warrants entitle the holders thereof to purchase shares of Common Stock at an exercise price of $2.25 per share.

         In connection with the Bes-Pac Merger, on October 30, 1998, the Company issued an aggregate of 1,890,500 shares of Common Stock to Ronald J. McCracken, the former owner of Bes-Pac, which shares had a market value of approximately $3,781,000 on such date. In January 2000, the Company issued an aggregate of 1,310,705 shares of Common Stock to Ronald J. McCracken. Of such shares, 644,038 shares were issued in connection with the conversion of a subordinated convertible promissory note issued to Mr. McCracken in connection with the Company's acquisition of Bes-Pac and 666,667 shares were issued as earn-out consideration pursuant to the terms of the merger agreement related to the Bes-Pac acquisition.

         In connection with the Company's acquisition of American Gooseneck, on December 16, 1999, the Company issued an aggregate of 689,393 shares of Common Stock, valued at approximately $1,250,000 on such date, to the former shareholders of American Gooseneck. Furthermore, in accordance with certain earn-out provisions set forth in that certain Stock Purchase Agreement (the "AG Agreement"), dated as of December 13, 1999 by and among, the Company, American Gooseneck, Inc. and the shareholders of American Gooseneck, on January 1, 2001, the Company issued an aggregate of 463,025 additional shares of Common Stock, valued at $900,000 on the date on which the AG Agreement was executed, to the former shareholders of American Gooseneck.

         On July 5, 2000, the Company sold 50 shares of newly created 13% Series C Preferred Stock, $0.01 par value per share (the "Series C Preferred Stock"), to Donald Engel, the Company's Chairman of the Board and Chief Executive Officer, for an aggregate purchase price of $500,000. The Series C Preferred Stock ranks: (i) prior to all of the Company's Common Stock; (ii) prior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms junior to any Series C Preferred Stock of whatever subdivision, and (iii) junior to the Company's Series B Preferred Stock, in each case as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The holders of the Series C Preferred Stock are entitled to receive cumulative cash dividends, payable quarterly in arrears, at the rate per share of 13% per annum. Dividends on the Series C Preferred Stock accrue from the date of issuance or thereafter, from the most recent date on which dividends were payable, and are payable quarterly each year. The Series C Preferred Stock may be redeemed, in whole or in part, at the option of the Company at any time prior to October 31, 2001 at $10,000 per share, plus accrued and unpaid dividends, if any, to the date of redemption. Any and all outstanding shares of Series C Preferred Stock are required to be redeemed by the Company on October 31, 2001. Also, pursuant to the terms of the Credit Facility, the Company is permitted to return or repay amounts invested by Mr. Engel only to the extent that (i) no Default or Event of Default (as defined in the Credit Agreement) shall have occurred, and (ii) after giving effect to the return or repayment of the amounts invested by Mr. Engel, the Company and its subsidiaries shall have Borrowing Availability (as defined in the Credit Agreement) of at least $2,500,000.00. Also, payment of the dividends is subject to the same conditions set forth with respect to the return or repayment of the amounts invested by Mr. Engel.

         On December 4, 2000, in connection with consummation of the transactions contemplated by the Fourth Amendment (the "Fourth Amendment") to the Credit Agreement between GECC and certain other lenders and the Company and certain other Borrowers (collectively, the "Borrowers") all as named therein, the Company issued a warrant (the "Warrant") to GECC as consideration for GECC making an additional $5,500,000 loan to the Borrowers. The Warrant is exercisable at any time or from time to time through and including December 4, 2010, to purchase 17,382,053 shares of the Common Stock of the Company at an exercise price of $.01 per share. As additional consideration for the Warrant, GECC surrendered to the Company for cancellation a warrant dated as of October 28, 1998 issued to GECC by the Company. The Company has entered into a Registration Rights Agreement with GECC, dated December 4, 2000 (the "Registration Rights Agreement"), providing GECC with certain registration rights with respect to the shares of Common Stock issuable upon exercise of the Warrant.

         Pursuant to a Letter of Intent with Valiant Products, Inc., a Florida corporation ("Valiant"), and Robert English, sole shareholder of Valiant, on July 7, 2000, the Company issued an aggregate of 50,000 shares of Common Stock, valued at approximately $51,560 on such date, to Robert English. The transaction contemplated was never consummated.

         To date, the Company has not declared or paid any dividends on its Common Stock. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition and other relevant factors. The Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain future earnings for use in the Company's business operations. In addition, certain covenants set forth in the Company's Credit Facility with GECC restrict the Company's ability to declare or pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The results of operations for the year ended December 31, 1999 include the results of certain companies acquired in 1999 as follows: DeVivo, effective February 1999, Kohlman effective September 1999 and American Gooseneck effective December 1999. The results of operations for the year ended December 31, 1998 include the results of certain companies acquired in 1998 as follows: Hesco, effective February 1998, Bes-Pac, effective October 1998, and Acme effective November 1998. The statement of operations data for the years ended December 31, 2000, 1999 and 1998 and the balance sheet data at December 31, 2000 and 1999 are derived from, and are qualified by reference to, audited consolidated financial statements included elsewhere herein and should be read in conjunction with those consolidated financial statements and the notes thereto. The statement of operations data set forth below for the periods ended December 31, 1997 and 1996 and the balance sheet data as of December 31, 1998, 1997 and 1996 are derived from the audited financial statements of the Company not included herein (thousands, except earnings (loss) per share and weighted average common shares).

                                                    2000          1999           1998          1997          1996

Statement of Operations Data
Operating revenue.........................      $    63,299    $    59,734     $   31,180     $   10,484     $    3,207
Operating income (loss)...................          (16,923)         6,389          3,303            (44)        (2,825)
Income (loss) from continuing operations..          (22,884)         2,482          3,003             20         (2,639)
Basic  earnings  (loss) per  common  share
   from continuing operations.............      $     (1.49)   $      0.18     $     0.30     $     0.00     $    (0.47)
Diluted  earnings  (loss) per common share
   from continuing operations.............      $     (1.49)   $      0.17     $     0.27     $     0.00     $    (0.47)
Weighted average common shares - basic....       15,394,746     12,564,909      9,095,563      6,361,254      5,578,333
Weighted average common shares - diluted..       15,394,746     15,026,858     10,560,775      8,966,930      5,578,333

Balance Sheet Data
Total assets..............................      $    85,058    $    94,714     $   53,814     $   19,185     $    9,981
Long-term debt, including current                    58,088         51,376         23,667          7,592          1,885
   maturities.............................
Redeemable preferred stock................              532            --             --             --             --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company was incorporated in May 1990 and was engaged principally in product development until January 1991, when it installed the first Hi-Rise System on a shared savings basis. The Company only began to generate significant revenues in 1998.

         The Company is primarily engaged in manufacturing, distributing, marketing and selling solid waste handling equipment. Until February 1997, the Company was primarily engaged in distributing, marketing and selling the Hi-Rise System, a proprietary automated system designed to collect source-separated recyclables and other solid waste in multi-story residential and commercial buildings. In 1998, the Company acquired Hesco and Bes-Pac, companies engaged in the business of manufacturing, marketing and selling solid waste handling equipment products consisting primarily of waste containers and trash compaction systems. In 1999, the Company acquired DeVivo, Kohlman and American Gooseneck.

         The Company's results of operations for the year ended December 31, 1998 include the results of Hesco from February 20, 1998, Bes-Pac from October 30, 1998 and Acme from November 20, 1998. Additionally, the Company's results of operations for the year ended December 31, 1999 include the results of DeVivo from February 1999, Kohlman from September 1999 and American Gooseneck from December 1999. The results of operations for the year ended December 31, 2000 include the recently opened New Albany Facility. Accordingly, the Company's results of operations for the years ended December 31, 2000, 1999 and 1998 are not comparable in certain material respects.

Business Segments

         The Company operates in two business segments comprised of the Architectural Division, which manufactures the Hi-Rise System and rubbish, linen and laundry chutes designed primarily for multi-story residential and commercial buildings, and the Solid Waste Division, which, through its four operations and seven manufacturing facilities, manufactures a wide line of solid waste handling equipment. Currently, approximately 82% of the Company's revenues are derived from its Solid Waste Division and the other 18% of its revenues are derived from its Architectural Division.

Current Business Environment

         Commencing in late 1999 and continuing through the current year, the Company's business has suffered from softened demand for its products due in large part to competition and to decreased equipment expenditures from its largest customers. Although overall revenues of the Company have increased over the prior year, this has primarily been accomplished through acquisitions, expansion activity and new product introductions, as generally individual subsidiaries have not performed at projected or prior year levels. The Company has also experienced increased steel costs, which comprise the largest material component in all of its products and more recently, aggressive competitive pricing introduced in certain of its key Solid Waste Division markets. These factors coupled with, the recent opening of new production facilities, expansion of existing facilities, the introduction of new product lines and the re-designing and shifting of production among its manufacturing facilities have all contributed to plant and labor manufacturing inefficiencies and a significant deterioration in operating margins. This has resulted in substantial losses, the continued use of cash in operations and defaults under the Company's Credit Facility with GECC under both its borrowing base eligibility and other financial covenants. This situation, coupled with the task of integrating all of the Company's acquisitions, has led to a number of management initiatives.

         These initiatives included the review of the manufacturing process and staffing levels at all locations and changes in production management in certain of its Solid Waste Division operations. Management also examined the products being manufactured by its various facilities and reviewed its products to determine if standardization and/or product rationalization was warranted in light of the current business environment described above.

         The initiatives also included an extensive review of the Company's balance sheet. This included a review of the allowance for doubtful accounts, exposures related to slow paying or non-paying sales type lease customers, the carrying value of its inventories in view of the manufacturing conditions discussed above and exposure to loss related to certain distributor accounts.

         In response to concerns over the Company's deteriorating operating results and cash flows, the Board of Directors engaged GGG on October 16, 2000. GGG is a corporate performance consulting firm with experience in providing interim leadership to under-performing companies. The initial engagement involved an assessment of the Company's operations and to assess the recent operating and manufacturing initiatives in order to make preliminary recommendations for future operating strategies. Based upon these recommendations, the Board of Directors determined to further retain GGG in November 2000.

         Dr. James Ashton a GGG partner, assumed responsibility for the operational management of the Company. Donald Engel, Chairman of the Board and Chief Executive Officer requested that the Board of Directors delegate his CEO responsibilities to Dr. Ashton. Dr. Ashton appointed Mel Johnson as Chief Operating Officer of the Solid Waste Division, Michael Bracken, an employee of the Company, as acting Chief Operating Officer of the Architectural Division and Ron Miller as financial management consultant to Kevin Bartczak, Chief Financial Officer of the Company.

         In order to address the near term liquidity needs of the Company, the GGG management team worked throughout the fourth quarter to obtain short term financing in order to stabilize the Company's operations while a financial and operating plan was developed. During December 2000, the Company was able to reach agreement with GECC whereby amounts available under its existing credit facilities were increased by an aggregate of $5.5 million by obtaining an additional subordinated term loan which matured on February 15, 2001. The Company is currently in default under both its borrowing base eligibility and other financial covenants. For more information regarding the Credit Facility, see "Liquidity and Capital Resources."

         The GGG team has commenced significant restructuring initiatives, including the reorganization of the Company's Architectural Division and Solid Waste Division into two completely separate operating units. Major changes within the business units are also being implemented, including changes in operating and reporting responsibilities, manufacturing and distribution processes, inventory production strategies and credit and collection policies. In addition, these initiatives have included personnel terminations, responsibility changes, the closure of manufacturing locations and the discontinuance of certain products and service offerings. The GGG team has recently completed an operating and financial plan which contemplates future improvements in financial and operating results as the operating and manufacturing philosophies broadly described above are implemented.

         Although management believes that the recently introduced changes will continue to reduce inventory levels, production and overall operating costs, previously described manufacturing inefficiencies, continued softness in product demand, coupled with severe cash flow constraints experienced prior to the December amendment, continue to negatively impact the Company's operations. The effect of these conditions has continued to cause purchasing inefficiencies, necessitated excessive costs of moving raw materials among production locations and required the manufacturing and shipping of products from less than optimal locations.

         Management believes that the changes forming the basis for the recently completed financial and operating plan will improve the Company's operating performance throughout fiscal 2001 as the changes are fully implemented and absorbed in the operating and manufacturing processes.

Results of Operations

     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Total revenue during the year ended December 31, 2000 was $63,299,000, an increase of $3,565,000, or approximately 6%, compared to total revenue of $59,734,000 during the year ended December 31, 1999. The primary sources of the increase in revenue are the inclusion of American Gooseneck and Kohlman for the entire year, and the expansion and ramp-up of Recycltech and the New Albany Facility in the aggregate amount of $9,997,000. This increase was offset, in part, by a decline in revenue throughout the remaining Solid Waste Division units of $2,248,000 and a decrease in the remaining Architectural Division units of $4,184,000.

         During the year ended December 31, 2000, the Company recognized interest income of approximately $500,000, a decrease of $446,000, or approximately 47%, compared to $946,000 during 1999. The decrease is primarily attributable to the substantial reduction in the Company's investment in sales type leases of Hi-Rise Systems and waste equipment and lower cash availability in 2000 as compared to 1999.

         Costs of equipment and parts sold increased by $15,025,000, or approximately 36%, from $41,996,000 during the year ended December 31, 1999 to $57,021,000 during the year ended December 31, 2000. A substantial amount of this increase is attributable to the inclusion of costs of American Gooseneck and Kohlman for the entire year and costs associated with the expansion and ramp-up of Recycltech and the New Albany Facility aggregating $9,645,000, which amount includes, along with the rest of the facilities, additional reserves for slow-moving and potentially obsolete inventories. As a percentage of revenue, cost of equipment sold increased to 90% during the year ended December 31, 2000 from 70% during the prior year. As noted above, the Company has made a number of acquisitions in the last several years and as such, the number of productions facilities has increased along with attendant manufacturing labor and overhead. In addition, in anticipation of substantial increased revenues in fiscal 2000, additional manufacturing and administrative personnel were retained.

         As indicated above, although overall revenues of the Company have increased over the prior year, this has primarily been accomplished through acquisitions, expansion activity and new product introductions. Generally individual subsidiaries have not performed at projected or prior year levels, particularly in the second half of the year, during which sustained economic slow-downs became evident. Accordingly, increased labor and fixed overhead costs in relation to units produced and sold, negatively impacted the Company's gross margins by an estimated 5%. In addition, increased steel prices, fuel costs, pricing competition, product mix and general plant inefficiencies have negatively impacted gross margins. Steel prices increased from an average of 13-14 cents per pound in 1999 to approximately 17 cents per pound in 2000, which price increases management estimates have increased the cost of equipment sold by approximately $3,500,000 or 6% as a percentage of revenues. Although steel prices began to stabilize and were lowered in the latter part of the year, the Company was not able to capitalize on these reductions in prices due to its cash flow constraints while its Credit Facility was being amended. In addition, due to the aggressive competitive pricing in certain of the key Solid Waste Division markets noted earlier, the Company reduced its selling prices during the year in certain markets, which management estimates has increased the cost of equipment sold as a percentage of revenues by approximately 3%. During the third and fourth quarters of 2000, the Company incurred certain charges that management believes are non-recurring in nature. These charges consisted of start-up and expansion inefficiencies of certain new and existing facilities, severance and relocation activities related to these facilities and charges to reduce current inventory values and to record increased reserves for slow-moving and potentially obsolete inventory. Additional initiatives taken in the fourth quarter included the discontinuance of certain manufacturing operations and departments, which has necessitated the disposal of certain manufacturing equipment and related products. Management estimates that charges related to these activities aggregated approximately $1,900,000 or 2% of revenues. In addition, fuel costs increased approximately $400,000.

         Selling and marketing expenses during the year ended December 31, 2000 were $4,383,000, an increase of $1,923,000, or approximately 78%, compared to selling and marketing expenses of $2,460,000 during the prior year. Selling and marketing expenses included $350,000 for the comparable period in 2000 that the American Gooseneck, Kohlman and New Albany operations were not in the results in 1999. In addition, selling and marketing expenses increased $700,000 due to salaries and other marketing expenses related to marketing of the Company's national accounts and $900,000 attributable to expanded efforts at the local level.

         General and administrative expenses during the year ended December 31, 2000 were $18,818,000, an increase of $9,929,000, or approximately 112%, compared to general and administrative expenses of $8,889,000 incurred in 1999. General and administrative expenses included additional costs of approximately $950,000 for DeVivo, American Gooseneck and Kohlman for the comparable portion of 2000 that those operations were not in the Company's results in 1999 and approximately $625,000 due to the ramp-up and expansion of operations at the Recycltech and New Albany facilities. Incremental charges include $600,000 related to three Architectural Division distributor accounts which have been terminated. Management has determined to sell direct in certain territories rather than to work with distributors. Incremental expenses also include the re-negotiation of certain lease receivable accounts, lease buy-outs and losses and fees incurred in connection with sale of lease receivables to Western Finance aggregating approximately $975,000 and additional reserves associated with lease receivables of $525,000 due to the business conditions described above. The Company also increased provisions for bad debts over historical levels by approximately $500,000 due to increased delinquencies during the latter part of the year and to general concerns related to the current business environment. A reserve was also established in the amount of $300,000 in the fourth quarter of 2000 resulting from a large sale made in 2000 that will possibly be litigated for non-payment and may not be collected. Other increases include new hires and general salary increases of approximately $500,000, insurance costs of $250,000, increased goodwill amortization of $275,000, increased travel costs of $300,000, GGG management team expenses of $400,000, legal and professional fees of $575,000, additional costs of leased facilities of $300,000, termination and contract payments of $525,000 and plant closure provisions of $175,000. The Company also wrote-off costs of $800,000 resulting from potential acquisitions which are no longer being pursued, and incurred $225,000 in connection with a special incentive program for receivable collection efforts.

         Interest expense increased $3,282,000 or approximately 88%, to $7,011,000, for the year ended December 31, 2000 from $3,729,000 for the prior year. This increase is a result of increased borrowings under the Company's credit facilities and increased interest rates in 2000 as compared to 1999. This increase included an increase in the incurrence of $575,000 in bank and finance fees along with amortization of prepaid costs associated with the warrants issued to GECC. These credit facilities have financed substantially all of the Company's acquisitions and are used to finance its working capital needs.

         As a result of the foregoing, the Company realized a net loss of $22,884,000 for the year December 31, 2000, compared to net income of $2,482,000 for the year ended December 31, 1999.

     Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Total revenue during the year ended December 31, 1999 was $59,734,000, an increase of $28,554,000, or approximately 92%, compared to total revenue of $31,180,000 during the year ended December 31, 1998. One of the primary sources of the increase is the inclusion of ten months of sales for DeVivo and a full year of sales for Bes-Pac, Hesco and Acme in 1999 compared to only two months, ten months and one month, respectively in 1998. DeVivo realized additional sales of $9,950,000. BesPac had sales of $16,153,000 and Hesco had sales of $2,943,000. The remaining increase is a result of revenues from Acme for the year of $1,896,000. The increases were partially offset by a reduction in Hi-Rise sales in 1999 of approximately $2,000,000 related to products purchased and subsequently resold in 1998 from Acme prior to acquisition as well as other vendors.

         During the year ended December 31, 1999, the Company recognized interest income of approximately $946,000, an increase of $170,000, or approximately 22%, compared to $776,000 during 1998. The increase in interest income was primarily attributable to the higher average lease receivables balance during 1999 as compared to 1998.

         Costs of equipment and parts sold increased by $20,851,000, or approximately 99%, from $21,145,000 during the year ended December 31, 1998 to $41,996,000 during the year ended December 31, 1999. This increase in attributable to the inclusion of ten months of costs for DeVivo and a full year of costs for Bes-Pac and Hesco in 1999 compared to only two months and ten months, respectively, in 1998. The increase was offset by a reduction in costs at Hi-Rise due to the acquisition of Acme which previously sold to Hi-Rise.

         As a percentage of revenue, cost of equipment sold increased to 70% during the year ended December 31, 1999 from 68% during the prior year . The primary reason for this increase was a corresponding increase in sales of waste equipment which have a higher cost of sales on a percentage basis. Waste equipment products cost of sales was approximately 75%.

         Selling and marketing expenses during the year ended December 31, 1999 were $2,460,000, an increase of $1,159,000, or approximately 89%, compared to selling and marketing expenses of $1,301,000 during 1998. Selling and marketing expenses for the year ended December 31, 1999 included approximately $35,000 for DeVivo and an aggregate of an additional $1,120,000 of expenses for Hesco and Bes-Pac for additional months of 1999.

         General and administrative expenses during the year ended December 31, 1999 were $8,889,000, an increase of approximately $3,458,000, or approximately 64%, compared to general and administrative expenses of $5,431,000 during 1998. General and administrative expenses for the year ended December 31, 1999 included approximately $1,408,000 for DeVivo. The remaining increase is related to increased personnel and professional fees. In addition, there was approximately $500,000 of one-time expenses related to closing of a facility and costs associated with acquisitions not consummated.

         Interest expense increased to $3,729,000 for the year ended December 31, 1999, an increase of approximately 273%, compared to $1,001,000 for the prior year, as a result of increased borrowings under the Company's credit facilities. Advances under such credit facilities were used to finance the Company's acquisitions.

         The Company's loss carryforwards were fully used in 1999 and the Company realized a net tax rate of 31%. This resulted in an increase of taxes to $1,124,000 for the year ended December 31, 1999 compared to $75,000 for the prior year.

         As a result of the foregoing, the Company realized net income of $2,482,000 during the year ended December 31, 1999, compared to net income of $3,003,000 during the year ended December 31, 1998.

Liquidity and Capital Resources

         Until February 1997, the Company was primarily engaged in distributing, marketing and selling the Hi-Rise System, a proprietary automated system designed to collect source-separated recyclables and other solid waste in multi-story residential and commercial buildings. In 1998, the Company acquired Hesco, Acme and Bes-Pac and, in 1999 the Company acquired DeVivo, Kohlman and American Gooseneck. These acquisitions were financed through borrowings made under the Credit Facility.

         The Company's operations and acquisitions have been financed through both equity and debt arrangements. The primary source of financing has been through the Credit Facility. On October 28, 1998, the Company entered into the Credit Facility. On June 30, 2000, the Company and all of the Company's subsidiaries entered into a second amendment to the Credit Agreement with GECC as administrative agent, and the other lenders from time to time as they become party thereto, to increase the Credit Facility to $63 million. The Company is currently in default under both its borrowing eligibility and other financial covenants. On October 19, 2000, the Company entered into a third amendment to the Credit Facility to allow for overline advances in the aggregate amount of $500,000. On December 4, 2000, the Company entered into a fourth amendment to the Credit Facility with GECC to increase amounts available under the Credit Facility by an aggregate of $5.5 million by obtaining an additional subordinated term loan from GECC which matured on February 15, 2001. The overline advances and the increase in the Credit Facility in December 2000 were made notwithstanding the existence of the pending defaults. The increase in the available lines of credit under the Credit Facility has been used for working capital requirements.

         On July 5, 2000, the Company sold 50 shares of its Series C Preferred Stock, to Donald Engel, the Company's Chairman of the Board and Chief Executive Officer, for an aggregate purchase price of $500,000. The holders of the Series C Preferred Stock are entitled to receive cumulative cash dividends, payable quarterly in arrears, at the rate of 13% per annum. Dividends on the Series C Preferred Stock accrue from the date of issuance or thereafter, from the most recent date on which dividends were payable, and are payable quarterly each year. Any and all outstanding shares of Series C Preferred Stock are required to be redeemed by the Company on October 31, 2001. Also, pursuant to the terms of the Credit Facility, the Company is permitted to return or repay amounts invested by Mr. Engel only to the extent that (i) no Default or Event of Default (as defined in the Credit Agreement) shall have occurred, and (ii) after giving effect to the return or repayment of the amounts invested by Mr. Engel, the Company and its subsidiaries shall have Borrowing Availability (as defined in the Credit Agreement) of at least $2,500,000. Also, payment of the dividends is subject to the same conditions set forth with respect to the return or repayment of the amounts invested by Mr. Engel.

         The Company's Credit Facility with GECC and the other lenders requires the maintenance of certain financial covenants, borrowing base eligibility and other restrictions. The Company is currently in default under its Credit Facility under both its borrowing base eligibility and other financial covenants. Specifically, among other defaults, the Company has overdrawn $15,400,000 more funds than it was permitted based upon its eligible collateral levels. The Company is currently in discussions with GECC and the other lenders to restructure its existing Credit Facility. There are no assurances that the Credit Facility will be restructured successfully or that additional working capital will be provided. GECC and the other lenders have declared all amounts outstanding, together with accrued interest, to be immediately due and payable. As the Company does not currently have existing liquidity to repay these amounts, GECC and the other lenders could proceed against the collateral, which would have a material adverse effect on the Company's business and financial condition. Since the Company is in default, all amounts due under the Credit Facility are presented as current liabilities in the accompanying consolidated balance sheet as of December 31, 2000.

         Under the terms of the Credit Facility, as amended, receivables and inventory of the Company and its subsidiaries collateralize one revolving line of credit in the amount of up to $8,600,000. The borrowing base is calculated by taking 80% of the value of eligible receivables and 50% of the value of eligible inventory. Approximately $18,469,000 was outstanding under this line of credit as of December 31, 2000. The other revolving line of credit in the amount of up to $9,000,000 is collateralized by leases entered into by the Company for Hi-Rise systems and other products manufactured by the Company and its subsidiaries. The borrowing base is calculated by taking 84% of the value of eligible leases issued by the Company for its equipment. Approximately $7,517,000 was outstanding under this line of credit as of December 31, 2000. Both lines of credit bear interest at a rate per annum equal to the prime rate as announced by The Wall Street Journal plus .5% and are due in October 2003. One term loan is for $9,000,000 and bears interest at a fixed rate of 11% for five years. Interest only on this term loan is payable quarterly for four and one-half years with principal payable for two quarters in the amount of $1,500,000 and a $6,000,000 payment due at October 30, 2003. The $6,000,000 term loan has a twelve-month period of interest only and principal payments to be paid on a quarterly basis until October 30, 2003. This term loan bears interest at a rate of prime, as announced by The Wall Street Journal, plus 1%. The $5,500,000 term loan was due on February 15, 2001 and bears interest at 15%. This term loan is fully subordinated, both in time of payment and right of payment, to the repayment in full of all other obligations under the Credit Facility. The acquisition facility also has a twelve-month interest only period and quarterly principal payments are due five years from the funding of the loan. The acquisition facility also bears interest at a rate of prime, as announced by The Wall Street Journal, plus 1%. So long as an Event of Default (as defined in the Credit Facility) shall have occurred and be continuing and at the election of GECC as Administrative Agent (or upon the written request of the lenders), the interest rates applicable to all outstanding obligations under the Credit Facility shall be increased by two percent (2%) per annum above the rates of interest or the rate of fees otherwise applicable (the "Default Rate"). Interest and letter of credit fees shall accrue at the Default Rate from the initial date of such Event of Default until that Event of Default is cured or waived and shall be payable upon demand. The lenders under the Credit Facility have not elected to have the Company accrue interest and fees at the default rate. The Company has not made principal or interest payments since November 2000.

         In December 1999 and June 2000, the Company entered into lease financing arrangements with Western Finance and Lease, Inc., formerly known as First Sierra, Inc. ("Western Finance"), pursuant to which Western Finance has agreed to purchase, from time to time, eligible leases of Hi-Rise Systems from the Company for a purchase price equal to the discounted present value of the leases purchased. During 2000 and 1999, the Company sold the anticipated cash flow relating to Hi-Rise System leases to Western Finance for $1,600,000 and $1,800,000, respectively.

         At December 31, 2000, the Company had a working capital deficit of $45,175,000 due to amounts borrowed from its primary lenders being presented as current obligations, and had cash and cash equivalents aggregating $375,000, compared to working capital of $2,801,000 and cash and cash equivalents of $194,000 at December 31, 1999.

         The Company's existing financial condition will limit its ability to obtain additional sources of financing. If the Company is unable to obtain additional sources of financing, or to renew, replace or modify the existing Credit Facility with facilities of like amount, or if the Company is unable to implement other alternative strategies, then the Company will have insufficient cash to continue to operate the business as it is now conducted, and may be unable, in whole or in part, to fund the purchase of equipment or fund other working capital requirements, or continue to operate as a going concern.

         As part of the $5,500,000 term loan provided by GECC on December 4, 2000, the Company canceled warrants to purchase an aggregate of 1,476,259 shares of Common Stock previously issued to GECC and issued warrants to GECC to purchase an aggregate of 17,382,053 shares of the Company's Common Stock at an exercise price of $.01 per share.

         During the year ended December 31, 2000, net cash used in operating activities was $6,788,000, compared to net cash used in operating activities of $3,720,000 during the year ended December 31, 1999. The net cash used in operating activities was primarily the result of the net loss of $22,884,000. Accounts receivable decreased by $773,000 as a result of decreased fourth quarter sales coupled with increased collection efforts. In addition, inventory decreased by $2,410,000 primarily as a result of "just-in-time" management initiatives. Additionally, net cash received on sales type leases was $2,886,000 as a result of the sales of various leases to Western Finance noted above in the amount of $1,600,000, collections on receivable balances offset by new leases and the re-negotiation of lease receivables described above.

         Net cash used in investing activities was $2,150,000 during the year ended December 31, 2000. This was primarily the result of cash used for the purchase of capital equipment and financing costs. Net cash provided by financing activities was $9,119,000 during 2000. This increase was primarily the result of net borrowings, net of repayments under the Company's Credit Facility of $8,300,000 and $500,000 obtained for the issuance of mandatorily redeemable preferred stock.

         The Company's independent public accountants have included a "going concern" paragraph in their audit report accompanying the 2000 consolidated financial statements. The paragraph states that the Company's net loss, default under the credit agreements and negative working capital raise substantial doubt about the Company's ability to continue as a going concern and cautions that the consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

         The Company currently has no outstanding material commitments for capital expenditures.

Recent Accounting Pronouncements

         In June 2000, the Financial Accounting Standards Board issued Financial Accounting Standards No. 138 ("SFAS 138"), Accounting for Certain Derivative Instruments -- an Amendment of FAS 133. SFAS 138 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives). SFAS 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS 138 will not have a material impact on the Company's consolidated financial statements as the Company currently does not use derivative instruments.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25 ("FIN 44"). This interpretation clarifies certain issues relating to stock compensation. FIN 44 is effective July 1, 2000; however, certain conclusions in this interpretation cover specific events that occurred prior to July 1, 2000. FIN 44 did not have an impact on the Company's consolidated financial statements.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC's views in applying general accepted accounting principles to revenue recognition in financial statements. SAB 101 did not have an impact on the Company's consolidated financial statements.

Cautionary Statements Relating to Forward-Looking Statements

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events and involve known and unknown risks and uncertainties. When used herein the terms, "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, decline in demand for the Company's products, increases in costs of sales, inability to amend, restructure or replace the Credit Facility under which the Company is currently in default, failure to successfully implement certain restructuring initiatives, customer relations, relationships with vendors, steel costs, the interest rate environment, the inability to integrate successfully acquired operations, one-time events, the effect of general economic conditions generally and factors affecting the waste hauling and construction industries, and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. These statements by their nature involve substantial risks and uncertainties and actual events or results may vary materially from those described herein as anticipated, believed, estimated or intended. The Company undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rates: The Company's interest rate risk results from holding variable rate debt obligations, as an increase in interest rates results in lower earnings and increased cash outflows. The interest rate on the Company's Credit Facility is payable at variable rates. The effect of a 1% increase in interest on the Company's borrowings would result in an increase in interest expense of $436,000 for the year ended December 31, 2000.

         Steel Prices: The Company is exposed to fluctuations in steel costs, which comprise the largest material component in all of its products. Accordingly, an increase in steel costs would result in lower earnings and increased cash outflows.

ITEM 8.  FINANCIAL STATEMENTS

         The Consolidated Financial Statements of the Company required by Form 10-K are attached following Part III of this report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

           Name              Age                              Position
------------------------ --------- -------------------------------------------
James E. Ashton, Ph.D.       58     Acting Chief Executive Officer

Melvin D. Johnson            54     Acting Chief Operating Officer - Solid
                                    Waste Division

Donald Engel                 67     Chairman of the Board and Chief
                                    Executive Officer

J. Gary McAlpin              48     Former President and Chief
                                    Operating Officer

Kevin J. Bartczak            47     Vice President, Chief Financial Officer,
                                    Corporate Secretary and Treasurer

Michael F. Bracken           42     Executive Vice President - New Construction
                                    Sales and Acting Chief Operating Officer -
                                    Architectural Division

Ronald J. McCracken          50     Executive Vice President - Business
                                    Development and Sales and President of
                                    Bes-Pac, Inc.

Ira S. Merritt               63     Director

Joel M. Pashcow              56     Director

Leonard Toboroff             68     Director

         James E. Ashton, Ph.D. has been the Company's Acting Chief Executive Officer since November 2000. Dr. Ashton has been a partner with GGG since July 2000 and was retained by the Board of Directors of the Company to assume operational management and implement certain restructuring initiatives at the Company. Prior to joining the Company, from 1998-2000, Dr. Ashton was Chairman and Chief Executive Officer of Precision Partners, Inc. ("Precision Partners"), a rollup of medium sized machine shops. From 1995 to 1997, Dr. Ashton was Chairman and Chief Executive Officer of Fiberite, Inc. ("Fiberite"), a specialty materials company specializing in composite materials such as materials for use in space shuttles. Dr. Ashton holds a Bachelor of Science degree in Engineering from the University of Iowa, a Master of Science degree and a Ph.D. in Engineering from the Massachusetts Institute of Technology and a Master of Business Administration degree from Harvard Business School.

         Melvin D. Johnson has been the Company's Acting Chief Operating Officer
- Solid Waste Division since November 2000 when he was appointed by Dr. Ashton and the Board of Directors of the Company. Mr. Johnson has been affiliated with GGG since July 2000 and is also currently a member of the Executive Management Committee of Poco Graphite, a materials company that specializes in specialty graphite material. Prior to joining the Company, from 1998 to 2000, Mr. Johnson was the Vice President of Precision Partners. From 1996 to 1997, Mr. Johnson was the General Manager of the Winona Division at Fiberite; and, from 1995 to 1996, Mr. Johnson was the Vice President - Operations at Trailmobile, a producer of 18-wheeler trailers.

         Donald Engel has been the Company's Chief Executive Officer since March 1996 and Chairman of the Board since May 1997. From March 1996 to May 1997, Mr. Engel served as Co-Chairman of the Board. Prior to joining the Company, Mr. Engel was a private investor. From June 1991 to June 1993, Mr. Engel served as a consultant to Bear Stearns & Co., Inc. From March 1985 to June 1991, Mr. Engel served as a consultant to Drexel Burnham Lambert where he had been managing director since 1978. Mr. Engel has served as a director of multi-national companies such as Revlon Group, Inc., Triangle Industries, Inc., and Uniroyal Chemical, Inc. Mr. Engel indicated to the Company his intention to resign from all offices and positions he currently holds with the Company and each of its subsidiaries.

         J. Gary McAlpin had been the Company's President from January 12, 1998 to April 17, 2001 and its Chief Operating Officer from March 1997 to April 17, 2001. Mr. McAlpin joined the Company in October 1996 initially serving as Vice President. From January 1996 to October 1996, Mr. McAlpin served as a construction/project manager of Birwelco-Montenay, a power generator. For the eight years prior to joining Birwelco-Montenay, Mr. McAlpin served as the Vice President and General Manager of IDAB Incorporated, a materials handling company. On April 17, 2001, Mr. McAlpin resigned from all offices and positions he held with the Company and each of its subsidiaries.

         Kevin J. Bartczak has been the Company's Chief Financial Officer and Vice President since May 31, 2000 and also the Company's Corporate Secretary and Treasurer since August 20, 2000. Prior to joining the Company, Mr. Bartczak was Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of Pravant, Inc. ("Pravant"), a manufacturer of electronic products designed for applications within aircraft support, fire control and signal intelligence. Prior to his tenure at Pravant, from 1993 to 1995, he served as Chief Financial Officer, Secretary and Director of Opto Mechanik, Inc. ("OMI"), a manufacturer of electro-optical fire control and assemblies for weapons systems. Mr. Bartczak was employed from 1987 to 1993 as a division controller of Harsco Corporation, a manufacturer of heavy equipment and land combat systems. From 1984 to 1987, he was employed as a division controller of General Defense Corporation, a manufacturer and developer of ammunition, radar guidance and weapon systems. Mr. Bartczak served from 1981 to 1984 as a division controller and manager of corporate accounting of Elkem Metal Company, a producer of metal alloys. From 1979 to 1981, he functioned as senior accountant for the Cyclops Corporation, a producer of specialty steel, industrial and residential building products and consumer electronics. As a certified public accountant, he worked as an audit supervisor for Arthur Young & Co. from 1975 to 1979. Mr. Bartczak holds a Bachelor of Science degree in Business Management from Indiana University of Pennsylvania.

         Michael F. Bracken has been the Company's Executive Vice President - New Construction Sales since July 1996 and has been serving as the Company's Acting Chief Operating Officer - Architectural Division since October 2000. Mr. Bracken joined the Company in September 1993 as a salesman of the hi-rise system. From August 1992 to August 1993, Mr. Bracken was the General Manager and Construction Project Manager of Brickell Biscayne Condominium in Miami, Florida. Prior to 1992, Mr. Bracken served as a field manager of Schlumberger Overseas Ltd., a petroleum engineering company in South East Asia.

         Ronald J. McCracken has been the Company's Executive Vice President - Business Development and Sales and the President of Bes-Pac since October 1998. Prior to joining the Company, from February 1986 to October 1998, Mr. McCracken served as the President and Chief Executive Officer of Bes-Pac, Inc., a corporation wholly owned by Mr. McCracken ,and engaged in the business of manufacturing and distributing solid waste handling equipment. The Company acquired Bes-Pac in October 1998.

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

         Leonard Toboroff has been a director of the Company since January 1999. Mr. Toboroff has served as a Vice President of Riddell Sports, Inc. since April 1998. Since May 1989, Mr. Toboroff has been a Vice Chairman of the Board of Allis-Chalmers Corp. Additionally, Mr. Toboroff has served as a director of Ameriscribe Corp. since August 1987 and served as its Chairman and Chief Executive Officer from December 1987 to May 1988. From May through July 1982, Mr. Toboroff served as Chairman and Chief Executive Officer of American Bakeries Company. Mr. Toboroff has served as a director of Banner Aerospace, Inc., a supplier of aircraft parts since September 1992 and as a director of Mego Financial Corp., a developer of time share projects and land, since March 2000. He has also been a director of Engex, Inc. and Saratoga Springs Beverage Corp. since 1993. Mr. Toboroff has been a practicing attorney since 1961.

Committees and Meetings of the Board of Directors

         During 2000, the Board of Directors held 3 meetings and took action 8 additional times by unanimous written consent. No Director attended fewer than 75% of the meetings of the Board of Directors held during 2000 during the period of such Director's service.

         The only committees of the Board of Directors are the Audit Committee and the Compensation Committee. The Board does not have a nominating or similar committee. The Company's Board of Directors performs the functions of a nominating or similar committee.

         Messrs. Merritt, Pashcow and Toboroff are the current members of the Company's Audit Committee. The Audit Committee held 3 meetings during 2000. The duties and responsibilities of the Audit Committee include (a) recommending to the Board the appointment of the Company's auditors and any termination of engagement, (b) reviewing the plan and scope of audits, (c) reviewing the Company's significant accounting policies and internal controls and (d) having general responsibility for all related auditing matters.

         Messrs. Pashcow and Merritt are the current members of the Company's Compensation Committee, which committee held 3 meetings during 2000. The Compensation Committee reviews and approves the compensation of the Company's executive officers and administers the Company's stock option plans.

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

         Options. Directors are eligible to receive grants of options and other awards under the 1998 Executive Incentive Compensation Plan (the "1998 Plan"). Formerly, each non-employee director received an automatic grant of options to purchase 20,000 shares of common stock, par value $.01 per share (the "Common Stock"), under the Company's 1996 Directors' Stock Option Plan (the "Directors Plan") on his or her initial election to the Board of Directors. Thereafter, each director received an automatic grant of options to purchase 1,000 shares of Common Stock upon such director's re-election as a member of the Board. For 1998, each of Messrs. Merritt and Pashcow received grants under the Directors Plan and for 1999, each of Messrs. Merritt, Pashcow and Toboroff received grants under the Directors Plan. Each option grant, vesting in equal installments over five years and having a ten-year term, permits the holder to purchase shares at their fair market value on the date of grant, which was $2.50 in the case of options granted in 1999. The Directors Plan has been superceded by the 1998 Plan.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

         To the Company's knowledge, based solely on a review of the copies of filings furnished to the Company and written or oral representations that no other reports were required, the Company believes that all of its directors and executive officers complied during 2000 with the reporting requirements of
Section 16(a) of the Securities Exchange Act of 1934, with the exception of the failure by Michael Bracken, the Company's Vice President - New Construction Sales and Acting Chief Operating Officer - Architectural Division, to timely file a Form 5 reporting the grant to him of options to purchase 60,000 shares of Common Stock at an exercise price of $2.50 on August 3, 1993 and the grant to him of options to purchase 9,000 shares of common stock at an exercise price of $2.50 on December 31, 1996. The late filing resulted from administrative oversight.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth, for the fiscal years ended December 31, 2000, 1999 and 1998, the aggregate compensation awarded to, earned by or paid to Donald Engel, the Company's Chairman and Chief Executive Officer, J. Gary McAlpin, the Company's former President and Chief Operating Officer, Bradley Hacker, the Company's former Chief Financial Officer and Secretary, Kevin J. Bartczak, the Company's current Chief Financial Officer and Secretary, Ronald J. McCracken, the Company's Executive Vice President - Business Development and Sales and President of Bes-Pac and Michael F. Bracken, the Company's Executive Vice President - New Construction Sales and Acting Chief Operating Officer - Architectural Division (collectively, the "Named Executive Officers"). No other executive officers of the Company earned compensation in excess of $100,000 during 2000. The Company did not grant any restricted stock awards or stock appreciation rights or makes any long-term incentive plan payouts during such fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                                         Long-Term
                                                                         Annual Compensation           Compensation
                                                                 ----------------------------------  ----------------
         Name and Principal Position                  Year            Salary           Bonus(1)           Options
------------------------------------------------  -------------  ----------------  ----------------  ----------------
Donald Engel                                          2000             $200,000           --               250,000(4)
  Chairman of the Board and                           1999             $180,000         $100,000           200,000(4)
  Chief Executive Officer (2)                         1998             $180,000           --               200,000(3)

J. Gary McAlpin                                       2000             $151,250           --               125,000(4)
  Former President and Chief                          1999             $120,635         $100,000            50,000(4)
  Operating Officer (5)                               1998             $118,008         $100,000           200,000(3)

Bradley Hacker                                        2000             $ 87,488         $ 25,000            --
  Former Chief Financial Officer and                  1999             $ 85,768         $ 40,000            20,000(4)
  Secretary (6)                                       1998             $ 82,840         $ 50,000            10,000(3)

Kevin J. Bartczak                                     2000             $ 72,804         $125,000           150,000(4)
  Vice President, Chief Financial Officer,            1999               --               --                --
  Corporate Secretary and Treasurer (7)               1998               --               --                --

Ronald J. McCracken                                   2000             $112,071           --                --
  Executive Vice President                            1999             $118,024           --                --
  Business Development and Sales and                  1998             $ 20,000           --                --
  President-- Bes-Pac

Michael F. Bracken                                    2000             $122,178           --                15,000(4)
  Executive Vice President - New                      1999             $125,874           --                --
  Construction Sales and Acting Chief                 1998             $117,580           --                15,000(3)
  Operating Officer
------------------

(1)  Consists of bonuses paid in 2000 but earned in 1999.
(2) Mr. Engel has served as the Chief Executive Officer since March 1996, served as Co-Chairman of the Board from March 1996 to May 1997 and has served Chairman of the Board since May 1997. Mr. Engel indicated to the Company his intention to resign from all positions he currently holds with the Company and its subsidiaries.
(3)  Represents options granted under the Company's 1996 Stock Option Plan.
(4) Represents options granted under the Company's 1998 Executive Incentive Compensation Plan.
(5) On April 17, 2001, Mr. McAlpin resigned from all positions he held with the Company and its subsidiaries.
(6) Mr. Hacker voluntarily terminated his employment with the Company in August 2000.
(7) Mr. Bartczak has served as the Chief Financial Officer and Vice President since May 31, 2000.

Employment Agreements

         The Company has entered into an employment agreement with Donald Engel, effective as of March 25, 1996, which provides for the employment of Mr. Engel as the Company's Chairman of the Board and Chief Executive Officer. This employment agreement provides for an annual base salary of $180,000, subject to annual increases in accordance with the Consumer Price Index. Mr. Engel has agreed that during the term of his employment agreement and for a period of five years thereafter, he will not compete or engage in a business competitive with any recycling or solid-waste disposal business in which the Company or any of its affiliates then engages and which operates within any state in which the Company conducts business. On August 3, 2000, the Company entered into an amendment of Mr. Engel's employment agreement (the "Amendment") to provide for certain severance provisions. Mr. Engel indicated to the Company his intention to resign from all positions he currently holds with the Company and its subsidiaries.

         The Company had also entered into a five-year employment agreement with
J. Gary McAlpin, effective as of March 10, 1998, which provided for the employment of Mr. McAlpin as the Company's President and Chief Operating Officer. Mr. McAlpin's employment agreement provided for an annual base salary of $120,000 subject to annual increases in accordance with the Consumer Price Index and an annual incentive bonus of not less than $50,000. Pursuant to the employment agreement, Mr. McAlpin has agreed that during the term of his employment agreement and for a period of one year thereafter, he will not consult with or engage in or own in excess of 5% of any entity which engages in the business of providing mechanical multi-story recycling and which operates within any state in which we conduct business. Mr. McAlpin's employment agreement also contained certain provisions related to severance payments which are no longer applicable due to his resignation. On April 17, 2001, Mr. McAlpin's employment agreement was terminated in connection with his resignation from the Company and all provisions of the employment agreement were rendered void with the exception of those provisions pertaining to Mr. McAplin's covenants not to compete with the Company set forth above as well as the providing of certain welfare benefits.

         In connection with the Company's acquisition of Bes-Pac, the Company entered into a five-year employment agreement with Ronald J. McCracken, effective as of October 29, 1998, which provides for the employment of Mr. McCracken as the Company's Executive Vice President - Business Development and Sales. The initial term of this agreement will be automatically extended for successive one-year terms unless either party gives notice of its intent not to extend the term. Mr. McCracken's employment agreement provides for an annual base salary of $120,000 subject to annual increases in accordance with the Consumer Price Index. Pursuant to this employment agreement, Mr. McCracken has agreed that during the term of his employment agreement and for a period of two years thereafter, he will not, directly or indirectly, engage in or have any interest in any business (whether as an employee, officer, director, partner, agent, creditor, consultant or otherwise) which engages in the business of providing manufacturing, marketing, distributing and selling non-mobile solid waste handling equipment; provided, however, that such restriction shall not apply to the ownership or acquisition by Mr. McCracken of securities of any issuer that is registered under the Securities Exchange Act of 1934, as amended, and that are listed for trading on any national securities exchange or are quoted on NASDAQ, so long as Mr. McCracken does not own, control or acquire a controlling interest in or become a member of a group which exercises direct or indirect control of, more than two percent of any class of capital stock of such corporation. Upon the termination of Mr. McCracken's employment with the Company for cause or by the executive without cause, Mr. McCracken will be entitled to receive any unpaid salary through the date of termination. Upon the termination of Mr. McCracken's employment by the Company without cause, Mr. McCracken will be entitled to receive (i) any unpaid salary accrued through the date of termination, (ii) base salary through the expiration date of the agreement and
(iii) benefits that would have been paid by the Company through the expiration date of the employment agreement.

The GGG Agreement

         The Company has entered into an understanding in principle to retain GGG, such agreement to be subject to definitive agreements to be entered into in the future (the "GGG Agreement"). Pursuant to the terms of the GGG Agreement, the Company has retained the services of James Ashton who serves as the Company's Acting Chief Executive Officer, assuming responsibilities for operating the Company, Melvin Johnson who serves as the Company's Acting Chief Operating Officer--Solid Waste Division and Ronald Miller who serves as a consultant providing financial management assistance to Kevin Bartczak, the Company's Chief Financial Officer, and James Ashton. Under the terms of the GGG Agreement, Dr. Ashton's services are provided on a one-half time basis for a fee of $30,000 per month plus reimbursement of all reasonable expenses incurred by Dr. Ashton in connection with the fulfillment of his duties to the Company. Melvin Johnson's services are provided on a full time basis for a fee of $30,000 per month plus reimbursement of all reasonable expenses incurred by Mr. Johnson in connection with the fulfillment of his duties to the Company. From November 2000 to January 2000 (the "Initial Period"), Ronald Miller's services were provided on a half-time basis for a fee of $20,000 per month plus reimbursement of all reasonable expenses incurred by Mr. Miller in connection with the fulfillment of his duties to the Company. Mr. Miller's services are now provided approximately four days per month or as required from time to time for a fee of $2,400 per day plus reimbursement of all reasonable expenses incurred by Mr. Miller in connection with the fulfillment of his duties to the Company.

         In addition to the fee for service payments, under the terms of the GGG Agreement, GGG will receive certain performance payments based upon a percentage of the Company's Net Equity (as defined in the GGG Agreement) or based upon a percentage of multiples of the Company's earnings, such performance payments to be paid to GGG at the end of the period for which its consultants were retained by the Company.

Stock Incentive Plans

         In July 1993, the Company adopted the 1993 Stock Option Plan pursuant to which 350,000 shares of Common Stock were reserved for issuance to officers and other key employees and to certain other persons who are employed or engaged by the Company. In 1995, the number of shares of Common Stock reserved for issuance under this plan was increased by 150,000 shares to 500,000 shares. Under the 1993 Stock Option Plan, options have been designated as "incentive stock options" or "non-qualified options" within the meaning of the Internal Revenue Code of 1986, as amended. As of December 31, 2000, options to purchase an aggregate of 342,440 shares of Common Stock had been granted and were outstanding under the 1993 Stock Option Plan at an average exercise price of $2.85 per share. No additional options are being granted under this option plan.

         In March 1996, the Company adopted the 1996 Stock Option Plan pursuant to which 1,000,000 shares of Common Stock have been reserved for issuance to officers and other key employees and to certain other persons who are employed or engaged by the Company. In connection with the adoption of the 1996 Stock Option Plan, the Company's Compensation Committee granted Donald Engel, the Company's Chairman of the Board and Chief Executive Officer, options to purchase an aggregate of 500,000 shares of Common Stock. Such options were to vest over a five-year period with vesting to accelerate in the event that the price of the common stock increased to $6.00 per share, which acceleration occurred in July 1996. As of December 31, 2000, options to purchase an aggregate of 914,000 shares of Common Stock had been granted and were outstanding under the 1996 Stock Option Plan at an average exercise price of $2.53 per share. No additional options are being granted by the Company under the 1996 Stock Option Plan.

         In March 1996, the Company adopted a new directors stock option plan pursuant to which 150,000 shares of Common Stock were reserved for issuance. Only non-employee directors of the Company are eligible to receive options under this plan. The plan provided for an automatic grant of an option to purchase 20,000 shares of Common Stock upon a person's election as a director and an automatic grant of an option to purchase 1,000 shares of Common Stock upon such person's re-election as a director. As of December 31, 2000, options to purchase an aggregate of 94,000 shares of Common Stock had been granted under the new directors stock option plan at an average exercise price of $2.48 per share. The 1996 directors stock option plan has been superceded by the 1998 Executive Incentive Compensation Plan.

         In March 1998, the Company adopted the 1998 Executive Incentive Compensation Plan (the "1998 Plan"). The 1998 Plan provides for grants of stock options, stock appreciation rights ("SARs"), restricted stock, deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property. The 1998 Plan was approved by the Company's shareholders in June 1998 at the Company's 1998 Annual Meeting of Shareholders. The 1998 Plan is intended to supplement the Company's existing stock option plans. Pursuant to the 1998 Plan, an aggregate of 2,000,000 shares have been reserved for issuance to the Company's officers, directors, employees and independent contractors. As of December 31, 2000, options to purchase an aggregate of approximately 1,601,100 shares of Common Stock were issued and outstanding under the 1998 Plan at an average exercise price of $1.72 per share.

Compensation Committee Interlocks and Insider Participation

         The membership of Compensation Committee of the Board of Directors in 2000 consisted of Joel Pashcow and Ira Merritt. No member of the Compensation Committee is now or ever was an officer or an employee of the Company. No executive officer of the Company serves as a member of the Compensation Committee of the Board of Directors of any entity one or more of whose executive officers serves as a member of the Company's Board of Directors or Compensation Committee. There were no compensation committee interlocks during fiscal 2000.

Option/SAR Grant Table

         The following table sets forth information concerning grants of stock options made during the year ended December 31, 2000 to the Named Executive Officers. No stock appreciation rights were granted in 2000.

                          OPTION GRANTS FOR FISCAL 2000
                               (Individual Grants)

                                                                     Percent of
                                                                   Total Options
                                                  Number of          Granted To
                                               Options Granted      Employees In      Exercise       Expiration
                     Name                                           Fiscal Year       ($/Share)         Date
-------------------------------------------  -------------------  ---------------  --------------  ---------------
Donald Engel............................            250,000             35.6%           $1.02           5/5/10
J. Gary McAlpin.........................            125,000             17.8%           $1.02           5/5/10
Bradley Hacker..........................              --               --                --              --
Kevin Bartczak..........................            150,000             21.4%           $1.08           5/31/10
Michael F. Bracken......................             15,000              2.1%           $1.02           5/5/10
Ronald J. McCracken.....................              --               --                --              --

AGGREGATED FISCAL YEAR-END OPTION VALUE TABLE

         The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers at December 31, 2000. No stock options were exercised by the Named Executive Officers during the year ended December 31, 2000. No stock appreciation rights were granted or are outstanding.

                                                                   Number of Securities
                                       Shares                     Underlying Unexercised    Value of Unexercised In-The-
                                      Acquired                     Options at 12/31/00        Money Options at 12/31/00
                                        Upon         Value     --------------------------- --------------------------------
               Name                   Exercise     Realized    Exercisable   Unexercisable   Exercisable   Unexercisable
---------------------------------- ------------- ----------- -------------- -------------- -------------- -----------------
Donald Engel...................          --           --       1,045,000       305,000           (2)            --
J. Gary McAlpin................          --           --         338,417       136,583           (2)            --
Bradley Hacker.................          --           --             --            --            --             --
Kevin Bartczak.................          --           --          17,500       132,500           (2)            --
Michael F. Bracken.............          --           --         104,317        25,683           (2)            --
Ronald J. McCracken............          --           --             --            --            --             --
--------------------

(1)  Values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $.09375, the average of the high and low common stock price reported for OTC Bulletin Board transactions on December 31, 2000.

(2)  The option exercise price exceeded the fair market value of the Common Stock on such date, and accordingly, such options were "underwater."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 11, 2001, the number of shares of Common Stock that were owned beneficially by (i) each person who is known by the Company to beneficially own more than 5% of the

Common Stock, (ii) each director, (iii) the Named Executive Officers (as defined in "Executive Compensation") and (iv) all directors and executive officers of the Company as a group:

                                                                                      Total number of
                                                                                           Shares
                                                       Aggregate       Acquirable       Beneficially
                                                       Number of     Within 60 Days    Owned (Columns      Percentage
                     Name                              Shares(A)         (1)(B)           (A)+(B)          Ownership
--------------------------------------------------- -------------- ----------------- ------------------ ---------------
Donald Engel.............................                 10,000        1,350,000         1,360,000            8.0%
J. Gary McAlpin..........................                     --          475,000           475,000            2.7%
Bradley Hacker...........................                     --               --                --            *
Kevin Bartczak...........................                     --          150,000           150,000            *
Ronald J. McCracken......................              2,517,883               --         2,517,883           14.9%
Michael F. Bracken.......................                     --          130,000           130,000            *
Mario DeVivo.............................              1,278,882               --         1,278,882            7.5%
Evelio Acosta............................              1,194,094               --         1,194,094            7.0%
Ira S. Merritt...........................                  1,000           24,000            25,000            *
Joel M. Pashcow..........................                     --           24,000            24,000            *
Leonard Toboroff.........................                     --           46,000            46,000            *
General Electric Capital Corporation and
   Group(2)..............................                     --       17,745,689        17,745,689           51.2%
Northern Trust Corporation and Group(3).....           1,192,794               --         1,192,794            7.0%
All directors and executive officers as
   a group (9 persons)...................              2,528,883        1,919,280         4,727,883           25.1%
------------------

* Represents less than 1% of the outstanding common stock.
(1)  Reflects the number of shares that could be purchased by the holder by exercise of options granted under our stock option plans or warrants at April 10, 2001 or within 60 days thereafter.

(2)  Based on Amendment No. 1, dated December 6, 2000, to Schedule 13D. Each of General Electric Capital Services, Inc.
     and General Electric Company may be deemed to own the shares of Common Stock beneficially owned by General
     Electric Capital Corporation because of certain affiliations. General Electric Capital Services and General
     Electric Company disclaim beneficial ownership.

(3)  Based on Schedule 13G, filed February 7, 2000 by Northern Trust Corporation as a Parent Holding Company (as such term is used in Rule 13d-1 of the Exchange Act) on behalf of the Northern Trust Company, Northern Trust Bank of
     Florida, N.A. and Northern Trust Quantitative Advisors, Inc., all of which are banks as defined in Section 3(a)(b)
     of the Exchange Act and subsidiaries of Northern Trust Corporation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Common Stock Ownership

         In February 1997, the Company acquired all of the issued and outstanding capital stock of Hesco from Evelio Acosta. In connection with these transactions, Hesco entered into a lease with Acosta Family Limited Partnership, an affiliate of Evelio Acosta, for Hesco's corporate headquarters and manufacturing facilities in an approximately 110,000 square foot building situated in Miami, Florida at a monthly rental of approximately $34,000 per month, plus applicable sales tax. The Company entered into an agreement with the partnership unconditionally guaranteeing Hesco's obligations under this lease. Also, in connection with the acquisition of Hesco, Hesco entered into a lease with Evelio Acosta and his spouse, Gladys Acosta, for an approximately 3,000 square foot shop in Hialeah, Florida at a monthly rent of approximately $1,100. The Company also guaranteed the obligations of Hesco under this lease. During 2000, an aggregate of approximately $450,000 was paid to Evelio Acosta under these leases.

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

         In connection with the Company's acquisition of Bes-Pac, the Company entered into a five-year employment agreement with Ronald McCracken, the former sole shareholder of Bes-Pac, pursuant to which Mr. McCracken is serving as the Company's Executive Vice President of Business Development and Sales. Additionally, in connection with this acquisition, amendments to certain real property leases respecting three facilities owned by Mr. McCracken at which Bes-Pac conducts business operations were executed, which, among other things, shortened the term of two of such leases to a period of seven years. In addition, Bes-Pac leases approximately 7,000 square feet comprising the first floor of an office building in Easley, South Carolina. The lease provides for an initial rent of approximately $3,300 per month with increases in years three through seven. The lease expires in May 31, 2007 and is leased from a partnership in which one of the partners is Mr. McCracken. The Company agreed to guaranty Bes-Pac's obligations under all of these leases. During 2000, an aggregate of approximately $367,000 was paid to Mr. McCracken under these leases.

         On February 22, 1999, the Company consummated the acquisition of the DeVivo Companies. The purchase was consummated pursuant to a Stock Purchase Agreement by and among the Company, the DeVivo Companies, Mario DeVivo and two other selling stockholders owning 10% each of Ecological Technologies, Inc. with Mario DeVivo owning the remaining 80%. In connection with these transactions, the Company entered into five-year employment agreements with each of the sellers, and DeVivo entered into a long-term lease with Mario DeVivo expiring February 28, 2011 for DeVivo's plant and office facility, an approximately 90,000 square foot building situated on approximately seven acres of land in Newtown, Connecticut, for a rental of approximately $30,000 per month. The Company guaranteed the obligations of DeVivo under this lease. During 2000, an aggregate of approximately $360,000 was paid to Mario DeVivo under this lease.

         On December 16, 1999, the Company consummated the acquisition of American Gooseneck, Inc. The purchase was consummated pursuant to the terms of a Stock Purchase Agreement by and among the Company, American Gooseneck and all of the shareholders of American Gooseneck (collectively, the "AG Shareholders"). In connection with the acquisition, American Gooseneck entered into a long-term lease with Hambicki Investment Partnership, an affiliate of the AG Shareholders, expiring December 17, 2004, with respect to American Gooseneck's principal manufacturing plant and office facility, an approximately 44,000 square foot building situated on approximately five acres of land located in Phoenix, Arizona, for a rental of approximately $12,000 per month. The Company agreed to guaranty American Gooseneck's obligations under the lease. American Gooseneck has an option to renew the lease for an additional 60 months. During 2000, an aggregate of approximately $152,000 was paid to Hambicki Investment Partnership under this lease.

         On July 5, 2000, the Company sold 50 shares of newly created 13% Series C Preferred Stock, $0.01 par value per share (the "Series C Preferred Stock"), to Donald Engel, the Company's Chairman of the Board and Chief Executive Officer, for an aggregate purchase price of $500,000. The Series C Preferred Stock ranks: (i) prior to all of the Company's Common Stock; (ii) prior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms junior to any Series C Preferred Stock of whatever subdivision, and (iii) junior to the Company's Series B Preferred Stock, in each case as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The holders of the Series C Preferred Stock are entitled to receive cumulative cash dividends, payable quarterly in arrears, at the rate of 13% per annum. Dividends on the Series C Preferred Stock accrue from the date of issuance or thereafter, from the most recent date on which dividends were payable, and are payable quarterly each year. The Series C Preferred Stock may be redeemed, in whole or in part, at the option of the Company at any time prior to October 31, 2001 at $10,000 per share, plus accrued and unpaid dividends, if any, to the date of redemption. Any and all outstanding shares of Series C Preferred Stock are required to be redeemed by the Company on October 31, 2001. Also, pursuant to the terms of the Credit Facility, the Company is permitted to return or repay amounts invested by Mr. Engel only to the extent that (i) no Default or Event of Default (as defined in the Credit Agreement) shall have occurred, and (ii) after giving effect to the return or repayment of the amounts invested by Mr. Engel, the Company and its subsidiaries shall have Borrowing Availability (as defined in the Credit Agreement) of at least $2,500,000.00. Also, payment of the dividends is subject to the same conditions set forth with respect to the return or repayment of the amounts invested by Mr. Engel.

         In connection with consummation of the transactions contemplated by the Fourth Amendment, the Company i ssued the Warrant to GECC as consideration for GECC making an additional $5,500,000 loan to the Borrowers. The Warrant is exercisable at any time or from time to time to and including December 4, 2010, to purchase 17,382,053 shares of the Common Stock of the Company at an exercise price of $.01 per share. As additional consideration for the Warrant, GECC surrendered to the Company for cancellation the warrant dated as of October 28, 1998. The Company has entered into a Registration Rights Agreement with GECC, dated December 4, 2000 (the "Registration Rights Agreement"), providing GECC with certain registration rights with respect to the shares of Common Stock issuable upon exercise of the Warrant.

ITEM 14. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)      Exhibits

  Exhibits                             Description
------------ -------------------------------------------------------------------
    3.1       Company's Amended and Restated Articles of Incorporation.
    3.2 Form of Subscription Agreement between the Registrant and the purchasers of the Series B Convertible Preferred Stock, including forms of accompanying Warrant, Registration Rights Agreement and Certificate of Designation of the Series B Convertible Preferred Stock (1)
    3.3 Certificate of Designation of 13% Series C Preferred Stock of Hi-Rise Recycling Systems, Inc. (2)
    3.4       Company's Bylaws. (3)
    4.1       Form of Common Stock Certificate. (4)
    4.2       Form of Underwriter's Warrant. (5)
    4.3 Stock Purchase Warrant, dated as of October 28, 1998, issued by Hi-Rise to Key Corporate and NationsBank, N.A. (6)
    4.4       Stock Purchase Warrant, dated December 4, 2000.
    10.1      1993 Stock Option Plan. (7)(8)
    10.2 Form of Indemnification Agreement between the Company and each of its executive officers and directors. (8)(9)
    10.3      Forms of Monitoring and Service Agreements. (10)
    10.4      United States Patent No. 5,031,829 dated July 16, 1991. (11)
    10.5 Assignment of Patent dated June 15, 1993, by Mark Shantzis in favor of the Company. (12)
    10.6      International Application under the Patent Cooperation Treaty.
              (13)
    10.7 Request for Entry into National Phase under Article 22 or 39 of the Patent Cooperation Treaty dated January 24, 1992 filed in Canada. (14)
    10.8 Request for Entry into Regional Phase under the Patent Cooperation Treaty dated January 20, 1993 filed in the European Community.
              (15)
    10.9      Application under the Patent Cooperation Treaty filed in Japan.
              (16)
    10.10     Application under the Patent Cooperation Treaty filed in Korea.
              (17)
    10.11 Merger Agreement between the Company, IDC Acquisition Sub, Inc., IDC Systems and the stockholders of IDC Systems. (18)
    10.12     Employment Agreement between the Company and Seymour Oestreicher.
              (8)(18)
    10.13 Registration Rights Agreement dated June 27, 1995, between the Company and Norton Herrick. (19)
    10.14 Asset Purchase Agreement dated February 3, 1997 among the Company, WC Acquisition Corp. and Wilkinson Company, Inc., including Form of Lease. (20)
    10.15 Lease dated October 9, 1996 between Recycltech, Ltd. and Pianosi Bros. Construction Ltd. (21)
    10.16 Compromise Agreement dated July 1996 between the Company and Jeffrey Daniels. (22)
    10.17 Compromise Agreement dated July 1996 between the Company and Thomas Witter. (23)
    10.18     1996 Stock Option Plan (8) (24)
    10.19     1996 Directors Stock Option Plan. (8) (25)
    10.20 Employment Agreement dated March 25, 1996 between the Company and Donald Engel. (8) (26)
    10.21 Employment and Consulting Agreement dated March 25, 1996 between the Company and Mark D. Shantzis. (8) (27)

  Exhibits                             Description
------------ -------------------------------------------------------------------
    10.22 Agreement and Plan of Merger dated as of February 11, 1998 by and among the Company, HS Acquisition Corp., Hesco Sales, Inc. and Evelio Acosta. (28)
    10.23 Business Lease dated February 20, 1998 between Evelio and Gladys Acosta and Hesco Sales, Inc. (29)
    10.24 Business Lease dated February 20, 1998 between Acosta Family Limited Partnership and Hesco Sales, Inc. (30)
    10.25 Unconditional Continuing Guaranty of Leases dated February 20, 1998 by and between the Company and Evelio and Gladys Acosta. (31)
    10.26 Unconditional Continuing Guaranty of Leases dated February 20, 1998 by and between the Company and Acosta Family Limited Partnership. (33)
    10.27 Indemnification Agreement dated February 20, 1998 by and among the Company, HS Acquisition Corp., AM Acquisition Corp., Hesco Sales, Inc., Atlantic Maintenance of Miami, Inc. and Evelio Acosta. (33)
    10.28 Employment Agreement dated February 20, 1998 between Hesco Sales, Inc. and Evelio Acosta. (8) (34)
    10.29     Employment Agreement dated March 10, 1998 between the Company and
              J. Gary McAlpin. (8) (35)
    10.30 Employment Agreement dated March 10, 1998 between the Company and Bradley Hacker. (8) (36)
    10.31 Settlement Agreement and Mutual General Release between Milton Payton and the Company dated March 2, 1998. (37)
    10.32 Credit Agreement (the "Credit Agreement"), dated as of October 28, 1998, by and among Hi-Rise Recycling Systems, Inc., IDC Acquisition Sub, Inc., Wilkinson Company, Inc., Recycltech Enterprises Inc., Hesco Sales, Inc., United Truck and Body Corporation, Hesco Export Corporation, BPI Acquisition Corp., and DII Corporation, as Borrowers, General Electric Capital Corporation, NationsBank, N.A., Key Corporate Capital, Inc. and the other lenders signatory thereto, as Lenders, General Electric Capital Corporation, as Administrative Agent for the Lenders, and NationsBank, N.A., as Revolver Agent for the Lenders. (38)
    10.33 Revolving Note (Revolver A), dated as of October 28, 1998, in the aggregate principal amount of $2,250,000 issued by the Borrowers to General Electric Capital Corporation ("GECC"). (39)
    10.34 Revolving Note (Revolver A), dated as of October 28, 1998, in the aggregate principal amount of $3,350,000 issued by the Borrowers to NationsBank, N.A. ("NationsBank"). (40)
    10.35 Revolving Note (Revolver B), dated as of October 28, 1998, in the aggregate principal amount of $3,150,000 issued by the Borrowers to GECC. (41)
    10.36 Revolving Note (Revolver B), dated as of October 28, 1998, in the aggregate principal amount of $3,150,000 issued by the Borrowers to NationsBank. (42)
    10.37 Revolving Note (Revolver A), dated as of October 28, 1998, in the aggregate principal amount of $2,400,000 issued by the Borrowers to Key Corporate Capital, Inc., ("Key Corporate"). (43)
    10.38 Revolving Note (Revolver B), dated as of October 28, 1998, in the aggregate principal amount of $2,700,000 issued by the Borrowers to Key Corporate. (44)
    10.39 Term Note (Term Loan A), dated as of October 28, 1998, in the aggregate principal amount of $1,050,000 issued by the Borrowers to GECC. (45)
    10.40 Term Note (Term Loan A), dated as of October 28, 1998, in the aggregate principal amount of $3,150,000 issued by the Borrowers to NationsBank. (46)
    10.41 Term Note (Term Loan A), dated as of October 28, 1998, in the aggregate principal amount of $1,800,000 issued by the Borrowers to Key Corporate. (47)
    10.42 Term Note (Term Loan B), dated as of October 28, 1998, in the aggregate principal amount of $6,300,000 issued by the Borrowers to GECC. (48)
    10.43 Term Note (Term Loan B), dated as of October 28, 1998, in the aggregate principal amount of $2,700,000 issued by the Borrowers to NationsBank. (49)
    10.44 Acquisition Loan Note, dated as of October 28, 1998, in the aggregate principal amount of $2,250,000 issued by the Borrowers to GECC. (50)
    10.45 Acquisition Loan Note, dated as of October 28, 1998, in the aggregate principal amount of $3,350,000 issued by the Borrowers to NationsBank. (51)
    10.46 Acquisition Loan Note, dated as of October 28, 1998, in the aggregate principal amount of $2,400,000 issued by the Borrowers to Key Corporate. (52)

  Exhibits                             Description
------------ -------------------------------------------------------------------
    10.47 Swing Line Loan (Revolver A), dated as of October 28, 1998, in the aggregate principal amount of $1,000,000 issued by the Borrowers to NationsBank. (53)
    10.48 Swing Line Loan (Revolver B), dated as of October 28, 1998, in the aggregate principal amount of $1,000,000 issued by the Borrowers to NationsBank. (54)
    10.49 Security Agreement, dated as of October 28, 1998, between the Borrowers and GECC, in its capacity as Administrative Agent for the Borrowers under the Credit Agreement. (55)
    19.50 Pledge Agreement, dated as of October 28, 1998, between Hi-Rise Recycling Systems, Inc. and GECC, in its capacity as Administrative Agent for the Borrowers under the Credit Agreement.
              (56)
    10.51 Pledge Agreement, dated as of October 28, 1998, between Hesco Sales, Inc. and GECC, in its capacity as Administrative Agent for the Lenders under the Credit Agreement. (57)
    10.52 Registration Rights Agreement, dated as of October 28, 1998, between Hi-Rise and GECC, NationsBank and Key Corporate. (58)
    10.53 Securities Purchase Agreement, dated as of October 28, 1998, by and among Hi-Rise, GECC, NationsBank and Key Corporate. (59)
    10.54 Agreement and Plan of Merger, dated as of October 9, 1998, between the Company, BPI Acquisition Corp. Bes-Pac, Inc. and Ronald J. McCracken (60)
    10.55 Stock Purchase Agreement, dated as of February 23, 1999 among the Company, DII Acquisition Corp., DeVivo Industries, Inc., Ecological Technologies, Inc., Mario DeVivo, Mariano Tucciarone and Anthony Rosati (61)
    10.56 Stock Purchase Agreement, dated as of December 13, 1999, by and among the Company, American Gooseneck, Inc. and the shareholders of American Gooseneck, Inc. (62)
    10.57 Hi-Rise Recycling Systems, Inc. 1998 Executive Incentive Compensation Plan (8) (63)
    10.58 Second Amendment to Credit Agreement and Composite Amendment, dated as of June 30, 2000 (64)
    10.59 Third Amendment to Credit Agreement and Composite Amendment Agreement, dated October 19, 2000.
    10.60 Fourth Amendment to Credit Agreement and Composite Amendment Agreement, dated December 4, 2000.
    10.61 Securities Purchase Agreement, dated as of December 4, 2000, between GECC and the Company.
    10.62 Registration Rights Agreement, dated as of December 4, 2000, between GECC and the Company.
    10.63 Fifth Amendment to Credit Agreement and Composite Amendment Agreement, dated December 9, 2000.
    10.64 First Amendment, dated August 3, 2000, to the Employment Agreement between the Company and Donald Engel.
    21.1      Subsidiaries of the Company.
    23.1 Consent of Independent Certified Public Accountants-PricewaterhouseCoopers LLP, dated April 17, 2001.

------------

(1) Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated June 24, 1997.

(2) Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, dated June 30, 2000.

(3) Incorporated by reference to Exhibit 3.2 filed with the Company's Registration Statement on Form SB-2 (No. 33-63778-A).

(4) Incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Form SB-2 (No. 33-63778-A).

(5) Incorporated by reference to Exhibit 4.2 filed with the Company's Registration Statement on Form SB-2 (No. 33-63778-A).

(6) Incorporated by reference to Exhibits 10.24 and 10.25 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(7) Incorporated by reference to Exhibit 10.1 filed with the Company's Registration Statement on Form SB-2 (No. 33-63778-A).

(8)  Management contract or compensation plan.

(9) Incorporated by reference to Exhibit 10.6 filed with the Company's Registration Statement on Form SB-2 (No. 33-63778-A).

(10) Incorporated by reference to Exhibit 10.7 filed with the Company's Registration Statement on Form SB-2 (No. 33-63778-A).

(11) Incorporated by reference to Exhibit 10.8 filed with the Company's Registration Statement on Form SB-2 (No. 33-63778-A).

(12) Incorporated by reference to Exhibit 10.9 filed with the Company's Registration Statement on Form SB-2 (No. 33-63778-A).

(13) Incorporated by reference to Exhibit 10.10 filed with the Company's Registration Statement on Form SB-2 (No. 33-63778-A).

(14) Incorporated by reference to Exhibit 10.11 filed with the Company's Registration Statement on Form SB-2 (No. 33-63778-A).

(15) Incorporated by reference to Exhibit 10.12 filed with the Company's Registration Statement on Form SB-2 (No. 33-63778-A).

(16) Incorporated by reference to Exhibit 10.13 filed with the Company's Registration Statement on Form SB-2 (No. 33-63778-A).

(17) Incorporated by reference to Exhibit 10.14 filed with the Company's Registration Statement on Form SB-2 (No. 33-63778-A).

(18) Incorporated by reference to Exhibit 10.18 and 10.19 filed with the Company's Form 10-KSB for the year ended December 31, 1994.

(19) Incorporated by reference to Exhibit 10.2 filed with the Company's Current Report on Form 8-K dated June 27, 1995.

(20) Incorporated by reference to Exhibit 2 filed with the Company's Current Report on Form 8-K dated February 3, 1997.

(21) Incorporated by reference to Exhibit 10.25 filed with the Company's Form 10-KSB for the year ended December 31, 1996.

(22) Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.

(23) Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.

(24) Incorporated by reference to Exhibit A filed with the Company's Definitive Proxy Statement with respect to its 1996 Annual Meeting of Shareholders held on July 16, 1996 (the "1996 Proxy Statement").

(25) Incorporated by reference to Exhibit B filed with the 1996 Proxy Statement.

(26) Incorporated by reference to Exhibit 10.30 filed with the Company's Form 10-KSB for the year ended December 31, 1996.

(27) Incorporated by reference to Exhibit 10.31 filed with the Company's Form 10-KSB for the year ended December 31, 1996.

(28) Incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K dated March 9, 1998.

(29) Incorporated by reference to Exhibit 10.37 filed with the Company's Form 10-KSB for the year ended December 31, 1997.

(30) Incorporated by reference to Exhibit 10.38 filed with the Company's Form 10-KSB for the year ended December 31, 1997.

(31) Incorporated by reference to Exhibit 10.39 filed with the Company's Form 10-KSB for the year ended December 31, 1997.

(32) Incorporated by reference to Exhibit 10.40 filed with the Company's Form 10-KSB for the year ended December 31, 1997.

(33) Incorporated by reference to Exhibit 10.41 filed with the Company's Form 10-KSB for the year ended December 31, 1997.

(34) Incorporated by reference to Exhibit 10.42 filed with the Company's Form 10-KSB for the year ended December 31, 1997.

(35) Incorporated by reference to Exhibit 10.43 filed with the Company's Form 10-KSB for the year ended December 31, 1997.

(36) Incorporated by reference to Exhibit 10.44 filed with the Company's Form 10-KSB for the year ended December 31, 1997.

(37) Incorporated by reference to Exhibit 10.45 filed with the Company's Form 10-KSB for the year ended December 31, 1997.

(38) Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(39) Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(40) Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(41) Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(42) Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(43) Incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(44) Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(45) Incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(46) Incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(47) Incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(48) Incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(49) Incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(50) Incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(51) Incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(52) Incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(53) Incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(54) Incorporated by reference to Exhibit 10.17 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(55) Incorporated by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(56) Incorporated by reference to Exhibit 10.19 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(57) Incorporated by reference to Exhibit 10.20 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(58) Incorporated by reference to Exhibit 10.21 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(59) Incorporated by reference to Exhibit 10.22 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(60) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 9, 1998.

(61) Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated February 23, 1999.

(62) Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated December 16, 1999.

(63) Incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Form S-8 (No. 333-36072).

(64) Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K, dated June 30, 2000.

         (b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HI-RISE RECYCLING SYSTEMS, INC.

Date:  April 17, 2001
                                            By: /s/ JAMES ASHTON
                                               ---------------------------------
                                               James Ashton, Acting Chief
                                                 Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                               Position                                  Date
-----------------------------------------------------------------------------------------------------------
By: /s/ JAMES ASHTON                 Acting Chief Executive Officer (Principal          April 17, 2001
    ----------------------------       Executive Officer)
    James Ashton

By: /s/ KEVIN BARTCZAK               Vice President, Chief Financial Officer,           April 17, 2001
    ----------------------------       Corporate Secretary and Treasurer
    Kevin Bartczak                     (Principal Financial and Accounting
                                       Officer)

By: /S/ IRA S. MERRITT               Director                                           April 17, 2001
    ----------------------------
    Ira S. Merritt

By: /s/ JOEL M. PASHCOW              Director                                           April 17, 2001
    ----------------------------
    Joel M. Pashcow

By: /s/ LEONARD TOBOROFF             Director                                           April 17, 2001
    ----------------------------
    Leonard Toboroff

                                TABLE OF CONTENTS


                                                                           Pages

Report of Independent Certified Public Accountants...........................F-2
Consolidated Financial Statements:
     Balance Sheets..........................................................F-3
     Statements of Operations................................................F-4
     Statements of Changes in Shareholders' Equity...........................F-5
     Statements of Cash Flows................................................F-6
     Notes to Consolidated Financial Statements.......................F-7 - F-21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of Hi-Rise Recycling Systems, Inc.

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Hi-Rise Recycling Systems, Inc. and its subsidiaries (the "Company") at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in Note 1 to the consolidated financial statements, the Company suffered a net loss for the year ended December 31, 2000, is in default under its credit agreements and has negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP


March 27, 2001

                         HI-RISE RECYCLING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     2000          1999
                                                                                   --------      --------
                                     ASSETS
Current assets:
   Cash and cash equivalents .................................................     $    375      $    194
   Accounts receivable, net of allowance for doubtful accounts of $1,376 and
       $293 in 2000 and 1999, respectively ...................................       12,125        14,620
   Inventories ...............................................................        8,109        10,519
   Other assets ..............................................................        1,175         2,314
                                                                                   --------      --------
       Total current assets ..................................................       21,784        27,647

Property and equipment, net ..................................................        5,316         5,779
Net investment in sales type leases ..........................................        7,047        10,108
Prepaid financing costs ......................................................        2,619         2,340
Deferred acquisition costs ...................................................           --           380
Other assets .................................................................          451           777
Goodwill .....................................................................       47,841        47,683
                                                                                   --------      --------
       Total assets ..........................................................     $ 85,058      $ 94,714
                                                                                   ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..........................................................     $  5,132      $  4,261
   Accrued liabilities .......................................................        3,837         1,410
   Cash overdrafts ...........................................................        1,096           739
   Income taxes payable ......................................................           --           461
   Current portion of long-term debt .........................................       56,894        17,975
                                                                                   --------      --------
       Total current liabilities .............................................       66,959        24,846
Long-term debt ...............................................................        1,194        33,401
                                                                                   --------      --------
       Total liabilities .....................................................       68,153        58,247
Commitments and contingencies

Mandatorily redeemable preferred stock, $.01 par value per share; 50 shares authorized, 50 and 0 shares issued and outstanding at December 31, 2000
   and 1999, respectively, liquidation preference of $532 ....................          532            --
Shareholders' equity:
   Preferred stock, $.01 par value per share; 1,000,000 shares authorized; 100 and 200 shares issued and outstanding at December 31, 2000 and 1999, respectively, liquidation preference of $1,000 and $2,000 at
       December 31, 2000 and 1999 ............................................           --            --
   Common stock, $.01 par value per share; 50,000,000 shares authorized;
       16,403,926 and 13,757,472 shares issued and outstanding at
       December 31, 2000 and 1999, respectively ..............................          164           137
   Additional paid-in capital ................................................       40,348        37,482
   Accumulated deficit .......................................................      (24,139)       (1,152)
                                                                                   --------      --------
       Total shareholders' equity ............................................       16,373        36,467
                                                                                   --------      --------
       Total liabilities and shareholders' equity ............................     $ 85,058      $ 94,714
                                                                                   ========      ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         HI-RISE RECYCLING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
             (Amounts in Thousands, Except Share and Per Share Data)

                                                                      2000             1999             1998
                                                                  ------------     ------------     ------------
Revenues:
   Equipment sales ...........................................    $     59,592     $     57,052     $     29,673
   Service and parts revenue .................................           3,707            2,682            1,507
                                                                  ------------     ------------     ------------

         Total revenues ......................................          63,299           59,734           31,180

Costs and expenses:
   Cost of equipment and parts sold ..........................          57,021           41,996           21,145
   Selling and marketing .....................................           4,383            2,460            1,301
   General and administrative ................................          18,818            8,889            5,431
                                                                  ------------     ------------     ------------

         Total costs and expenses ............................          80,222           53,345           27,877
                                                                  ------------     ------------     ------------

         Operating income (loss) .............................         (16,923)           6,389            3,303
                                                                  ------------     ------------     ------------

Other income (expense):
   Interest income ...........................................             500              946              776
   Interest expense ..........................................          (7,011)          (3,729)          (1,001)
                                                                  ------------     ------------     ------------
                                                                        (6,511)          (2,783)            (225)
                                                                  ------------     ------------     ------------
   Income (loss) before income taxes .........................         (23,434)           3,606            3,078

   Benefit (provision) for income taxes ......................             550           (1,124)             (75)
                                                                  ------------     ------------     ------------

   Net income (loss) .........................................    $    (22,884)    $      2,482     $      3,003
                                                                  ============     ============     ============

Net income (loss) per common share:
   Basic .....................................................    $      (1.49)    $       0.18     $       0.30
                                                                  ============     ============     ============
   Diluted ...................................................    $      (1.49)    $       0.17     $       0.27
                                                                  ============     ============     ============

Weighted average common shares outstanding:
   Basic .....................................................      15,394,746       12,564,909        9,095,563
                                                                  ============     ============     ============
   Diluted ...................................................      15,394,746       15,026,858       10,560,775
                                                                  ============     ============     ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         HI-RISE RECYCLING SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (Amounts in Thousands, Except Share Data)

                                                                              Additional                     Total
                                        Shares of    Preferred                 Paid-in      Accumulated   Shareholders'
                                      Common Stock     Stock    Common Stock   Capital        Deficit        Equity
                                      -----------   ----------   ----------   ----------    ----------    -------------
Balance at December
  31, 1997 .........................    6,468,532   $       --   $       65   $   16,728    $   (6,157)   $   10,636
Issuance of warrants in
   connection with
   financing .......................           --           --           --          943            --           943
Issuance of common stock ...........    4,944,820           --           49       10,891            --        10,940
Dividend requirement on
   preferred stock .................           --           --           --          291          (291)           --
Vesting of stock options
   issued to non-employees .........           --           --           --           17            --            17
Net income .........................           --           --           --           --         3,003         3,003
                                      -----------   ----------   ----------   ----------    ----------    ----------
Balance at December
   31, 1998 ........................   11,413,352           --          114       28,870        (3,445)       25,539
Issuance of common stock ...........    2,344,120           --           23        8,406            --         8,429
Dividend requirement on
   preferred stock .................           --           --           --          189          (189)           --
Vesting of stock options
   issued to non-employees .........           --           --           --           17            --            17
Net income .........................           --           --           --           --         2,482         2,482
                                      -----------   ----------   ----------   ----------    ----------    ----------
Balance at December
   31, 1999 ........................   13,757,472           --          137       37,482        (1,152)       36,467
Issuance of warrants in
   connection with
   financing .......................           --           --           --          522            --           522
Issuance of common stock ...........    2,096,804           --           22        2,246            --         2,268
Conversion of preferred
   stock into common stock .........      549,650           --            5           (5)           --            --
Dividend requirement on
   preferred stock .................           --           --           --          103          (103)           --
Net loss ...........................           --           --           --           --       (22,884)      (22,884)
                                      -----------   ----------   ----------   ----------    ----------    ----------
Balance at
   December 31, 2000 ...............   16,403,926   $       --   $      164   $   40,348    $  (24,139)   $   16,373
                                      ===========   ==========   ==========   ==========    ==========    ==========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         HI-RISE RECYCLING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (AMOUNTS IN THOUSANDS)

                                                                   2000        1999        1998
                                                                 --------    --------    --------
Cash flows from operating activities:
   Net income (loss) .........................................   $(22,884)   $  2,482    $  3,003
   Adjustments  to  reconcile  net  income to net cash used in operating activities:
     Depreciation and amortization ...........................      4,182       1,942         973
     Bad debt expense ........................................      1,667         164         205
     Compensation expense for stock options and bonuses ......        232          17          17
     Acquisitions not consummated ............................        432          --          --
     Changes in assets and liabilities, net of acquisitions:
       Accounts receivable ...................................        773      (2,736)       (965)
       Inventories ...........................................      2,410      (2,245)     (1,476)
       Other assets ..........................................      1,094      (1,552)        140
       Net investment in sales type leases ...................      2,886      (2,040)     (3,180)
       Accounts payable and accrued liabilities ..............      2,881        (213)        (46)
       Income taxes payable ..................................       (461)        461         (11)
                                                                 --------    --------    --------
       Net cash used in operating activities .................     (6,788)     (3,720)     (1,340)
Cash flows from investing activities:
   Decrease in restricted cash ...............................         --          --       3,022
   (Increase) decrease in deferred acquisition costs .........         --        (229)         90
   Purchase of businesses, net of cash acquired ..............         --     (22,116)    (13,587)
   Purchase of property and equipment ........................     (1,102)     (1,381)       (449)
   Prepaid financing costs ...................................     (1,048)       (188)     (1,209)
                                                                 --------    --------    --------
       Net cash used in investing activities .................     (2,150)    (23,914)    (12,133)
Cash flows from financing activities:
   Payments on long-term debt ................................     (4,238)     (3,486)    (17,822)
   Proceeds from long-term debt ..............................     12,500      30,994      29,742
   Issuance of Mandatorily Redeemable Preferred Stock ........        500          --          --
   Cash overdrafts ...........................................        357          (4)        743
                                                                 --------    --------    --------
       Net cash provided by financing activities .............      9,119      27,504      12,663
Net increase (decrease) in cash and cash equivalents .........        181        (130)       (810)
Cash and cash equivalents, beginning of year .................        194         324       1,134
                                                                 --------    --------    --------
Cash and cash equivalents, end of year .......................   $    375    $    194    $    324
                                                                 ========    ========    ========
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest ....................   $  5,075    $  3,431    $  1,001
                                                                 ========    ========    ========
   Cash paid during the year for taxes .......................   $     40    $    673    $     --
                                                                 ========    ========    ========
Purchase of businesses, net of cash acquired:
   Working capital, other than cash ..........................               $ (2,229)   $ (6,730)
   Property and equipment ....................................   $     --      (1,935)     (1,219)
   Cost in excess of net assets acquired, net ................         --     (26,582)    (20,647)
   Revolving line of credit ..................................         --          --         750
   Debt ......................................................         --         201       3,319
   Issuance of common stock ..................................         --       8,429      10,940
                                                                 --------    --------    --------
     Net cash used to acquire businesses .....................   $     --    $(22,116)   $(13,587)
                                                                 ========    ========    ========

         Non-cash activities: During 1999 and 1998, the Company acquired businesses as described in Note 2. The Company issued stock and notes payable in conjunction with these acquisitions.

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         HI-RISE RECYCLING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

         Hi-Rise Recycling Systems, Inc. (the "Company") is primarily engaged in manufacturing, distributing, marketing and selling recycling and solid waste handling equipment. Until February 1997, the Company was primarily engaged in distributing, marketing and selling of a proprietary automated system designed to collect and source-separate recyclable and other solid waste in multi-story residential buildings. The Company has expanded the business through a variety of acquisitions as discussed in Note 2.

         The Company's business has suffered from softened demand for its products due in large part to competition and to decreased equipment expenditures from its largest customers. The Company has also experienced increased steel costs, which comprise the largest material component in all of its products and more recently, aggressive competitive pricing introduced in certain of its key Solid Waste Division markets. These factors coupled with the recent opening of new production facilities, expansion of existing facilities, the introduction of new product lines and the re-designing and shifting of production among its manufacturing facilities have all contributed to plant and labor manufacturing inefficiencies and a significant deterioration in operating margins. This resulted in substantial losses, the continued use of cash in operations and defaults under its credit facility (the "Credit Facility") with General Electric Capital Corporation and certain other lenders under both its borrowing base eligibility and other financial covenants as of December 31, 2000.

         In response to this situation, the Board of Directors engaged Grisanti, Galef and Goldress, Inc. ("GGG") on October 16, 2000. GGG is a corporate performance consulting firm with experience in providing interim leadership to under-performing companies. The initial engagement involved an assessment of the Company's operations and of recent operating and manufacturing initiatives in order to make preliminary recommendations for future operating strategies. Based upon these recommendations, the Board of Directors determined to further retain GGG in November 2000.

         The GGG management team worked throughout the fourth quarter of 2000 to obtain short term financing in order to stabilize the Company's operations while a financial and operating plan was being developed. During December 2000, the Company was able to reach an agreement with GECC whereby amounts available under its existing credit facilities were increased by an aggregate of $5.5 million by obtaining an additional term loan which matured on February 15, 2001.

         The GGG management team also instituted significant restructuring initiatives, which have included the reorganization of the Company's Architectural Division and Solid Waste Division into two completely separate operating units. Major changes within the business units are also being implemented, including changes in operating and reporting responsibilities, manufacturing and distribution process, inventory production strategies and credit and collection policies. These initiatives have also included personnel terminations, responsibility changes, the closure of manufacturing locations and the discontinuance of certain products and service offerings. The GGG team has recently completed an operating and financial plan which contemplates future improvements in financial and operating results as the operating and manufacturing philosophies broadly described above are implemented.

         The Company has entered into an understanding in principle to retain GGG, such agreement to be subject to definitive agreements to be entered into in the future (the "GGG Agreement"). Pursuant to the terms of the GGG Agreement, in addition to the fee for service payments, GGG will receive certain performance payments based upon a percentage of the Company's consolidated shareholders' equity (as defined in the GGG Agreement) or based upon a percentage of multiples of the Company's earnings, such performance payments to be paid to GGG at the end of the period for which its consultants were retained by the Company.

         Although management believes that the recently introduced changes will further reduce inventory levels, production and overall operating costs, previously described manufacturing inefficiencies, continued softness in product demand, coupled with severe cash flow constraints experienced prior to the December increase in amounts available under the existing Credit Facility of $5,500,000, continue to negatively impact the Company's operations. The effect of these conditions has continued to cause purchasing inefficiencies, necessitated excessive costs of moving raw materials among production locations and required the manufacturing and shipping of products from less than optimal locations.

         The Company incurred a net loss of $22.9 million for the year ended December 31, 2000 and is currently in default under its Credit Facility under both its borrowing base eligibility and other financial covenants. Since the Company is in default, all amounts due under the Credit Facility are presented as current liabilities, which has created a substantial working capital deficiency in the accompanying balance sheet as of December 31, 2000.

         The Company is currently in discussions with GECC and the other lenders to restructure its existing Credit Facility. GECC and the other lenders have declared all amounts outstanding, together with accrued interest, to be immediately due and payable. As the Company does not currently have existing liquidity to repay these amounts,

                         HI-RISE RECYCLING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
                                    CONTINUED

GECC and the other lenders could proceed against the collateral, which would have a material adverse effect on the Company's business and financial condition. If the Company is unable to renew, replace or modify the existing Credit Facility with facilities of like amount, or if the Company is unable to implement other alternative strategies, then the Company will have insufficient cash to continue to operate the business as it is now conducted, and may be unable, in whole or in part, to fund the purchase of equipment, fund other working capital requirements or continue to operate as a going concern.

         The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments that might be required if the Company would have to liquidate its assets or satisfy its liabilities other than through its normal business operations.

         The Company's independent certified public accountants have included a "going concern" paragraph in their audit report accompanying the 2000 consolidated financial statements. The paragraph states that the Company's net loss, default under the credit agreements and negative working capital raise substantial doubt about the Company's ability to continue as a going concern and cautions that the consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty. If the Company is not able to continue in business as a going concern substantial impairment losses would probably be required if assets were to be liquidated in other than the normal course of business.

         Management believes that, despite the financial hurdles and funding uncertainties going forward, if the Company's existing debt can be restructured, changes forming the basis for the recently completed financial and operating plan will improve the Company's operating performance throughout fiscal 2001 as the changes are fully implemented and absorbed in the operating and manufacturing processes.

2.    BUSINESS COMBINATIONS

         On December 16, 1999, the Company acquired all of the outstanding common stock of American Gooseneck, Inc. ("AG"). The purchase was consummated pursuant to the terms of a Stock Purchase Agreement, dated as of December 13, 1999 (the "Stock Purchase Agreement"), by and among the Company, AG and all of the shareholders of AG. The aggregate purchase price paid by the Company was approximately $10,210,000 and consisted of $8,960,000 in cash and 689,393 shares of common stock with an aggregate fair market value at the time of closing of $1,250,000. The cash portion of the purchase price was funded through borrowings made under the Company's then existing $61.0 million credit facility with GECC and the other lenders to that credit facility. Furthermore, pursuant to the Stock Purchase Agreement, the Company withheld the delivery to the former owners of AG of a number of shares of Common Stock having a fair market value of $900,000 (the "Holdback Shares") as of the date of the Stock Purchase Agreement. On January 1, 2001, all of the Holdback Shares were released to the former owners of AG. The Stock Purchase Agreement further provides that the former owners of AG shall receive additional shares of common stock if American Gooseneck meets or exceeds certain agreed upon earnings targets during the two-year period following the consummation of the acquisition. The amount of shares to be issued cannot be fully determined until the period expires and the attainment of the criteria is established. The Company will account for any additional amounts when the specified financial criteria are achieved and it is probable that such amounts will be paid, as additional purchase price for the related acquisition.

         In September 1999, the Company acquired substantially all of the assets of Kohlman Engineering Corp. ("Kohlman") for 200,000 shares of Common Stock having a fair market value of $538,000 at the time of issuance and repaid certain of the seller's expenses. Kohlman is engaged in the business of manufacturing, selling and servicing waste compactors and trash chutes.

         On February 22, 1999, the Company purchased all the outstanding capital stock of DeVivo Industries, Inc. ("DeVivo") and an affiliated company, Ecological Technologies, Inc. (with DeVivo, the "DeVivo Companies") which owns certain patent rights relating to DeVivo's business. The aggregate purchase price paid by the Company for the DeVivo Companies was $16,920,000 which consisted of approximately $11,707,000 in cash and 1,463,400 shares of the Company's common stock valued at approximately $5,213,000 at the time of the issuance. The cash portion of the purchase price was funded through borrowings available under the Company's revolving and term credit facilities with GECC and the other lenders.

                         HI-RISE RECYCLING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
                                    CONTINUED

         In November 1998, the Company acquired all the outstanding stock of Acme Chute Co. ("Acme"). The aggregate purchase price of approximately $600,000 consisted of approximately $550,000 in cash, and 27,778 shares of common stock valued at approximately $50,000.

         In October 1998, the Company acquired all the outstanding capital stock of Bes-Pac, Inc. ("Bes-Pac"). The aggregate purchase price of approximately $8,000,000 consisted of $3,000,000 in cash, a convertible promissory note in the principal amount of $1,219,000, 1,890,500 shares of the Company's common stock valued at approximately $3,781,000 and the contingent right to receive between $1,000,000 and $2,000,000 payable in cash and shares of the Company's common stock as described below.

         The Company entered into contractual arrangements whereby shares of the Company's common stock and cash could be issued to the former owner of Bes-Pac upon attainment of specified financial criteria over the twelve month period following the closing as set forth in the agreement. The amount of shares and cash to be issued could not be fully determined until the period expired and the attainment of the criteria was established. The Company was obligated to pay at least $1,000,000 of this contingent consideration, which amount was presented in the purchase price in 1998. The amount was settled through a cash payment of $667,000 in October 1999 and the issuance of 166,500 shares common stock with a fair market value of approximately $375,000 in February 2000. In October 1999, all necessary financial criteria were achieved and the Company was obligated to pay an additional $1,000,000 which was settled through the issuance of 500,000 shares of common stock in February 2000 and was recorded as additional purchase price for the related acquisition.

         In February 1998, the Company acquired all of the outstanding capital stock of Hesco Sales, Inc. and Subsidiaries and Atlantic Maintenance, Inc. (collectively "Hesco"). The aggregate purchase price of approximately $11,800,000 consisted of $8,300,000 in cash and 1,276,094 shares of the Company's common stock valued at approximately $3,500,000.

         Additional financing was obtained by the Company to repay Hesco's outstanding shareholder loans of approximately $1,800,000. Approximately $500,000 of the purchase price was funded from the proceeds of a $500,000 five-year term loan from the Company's Chairman of the Board of Directors.

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

         The unaudited results of operations on a pro forma basis using an effective tax rate of 38% and 0% in 1999 and 1998, respectively as if each of the acquisitions had been made as of January 1, 1998 is as follows:


                                                       Years Ended December 31
                                                    ----------------------------
                                                        1999          1998
                                                    -------------  -------------
                                                     (Unaudited)    (Unaudited)

Revenues........................................       $72,117        $71,341
Income from operations..........................         8,573          5,418
Net income......................................         2,755          1,659
Earnings per share of common stock:
   Basic........................................          0.19           0.11
   Diluted......................................          0.17           0.10

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

                         HI-RISE RECYCLING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
                                    CONTINUED

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Goodwill

         Goodwill relating to business combinations is stated at acquisition cost less accumulated amortization. Goodwill is amortized on a straight-line basis over 20 to 40 years. The Company continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted cash flows of the related business unit. Accumulated amortization as of December 31, 2000 and 1999 totaled approximately $3,308,000 and $1,847,000, respectively.

Income Taxes

         The Company uses the asset and liability method of accounting for income taxes whereby deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the time periods in which the differences are expected to affect taxable income.

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

                         HI-RISE RECYCLING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
                                    CONTINUED

installation of the system for which the Company is paid either a fixed monthly or quarterly fee. Such revenue is recognized over the terms of the respective agreements. When the Company sells its hi-rise system to new buildings, the period of time between the execution of a sales contract and installation of the system typically ranges from six to eighteen months.

Per Share Data

         Basic net income (loss) per share is calculated by dividing net income
(loss) available to common shareholders by the weighted average common shares outstanding during the years presented. Diluted net income (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the years.

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

         Potentially dilutive shares were excluded from the diluted loss per share calculation for the year ended December 31, 2000 because their effects would have been anti-dilutive to the loss incurred by the Company, therefore, the amounts reported for basic and diluted net loss per share were the same for that year. As of December 31, 2000, stock options and warrants totaling 22,894,215 shares as well as 696,444 common shares issuable upon conversion of the Series B Preferred Stock were excluded from the diluted loss per share calculation because their effect was anti-dilutive. The effects of 628,440 common shares in 1999, representing primarily employee stock options whose exercise prices were in excess of the average market price during 1999, and 1,282,500 common shares issuable under options, warrants and upon the conversion of the Series B Preferred Stock in 1998 are excluded in the computation of diluted earnings per share for the respective years as the effects of the respective shares would have been anti-dilutive.

Recent Accounting Pronouncements

         In June 2000, the Financial Accounting Standards Board issued Financial Accounting Standards No. 138 ("SFAS 138"), Accounting for Certain Derivative Instruments -- an Amendment of FAS 133. SFAS 138 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives). SFAS 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS 138 will not have a material impact on the Company's consolidated financial statements as the Company currently does not use derivative instruments.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25 ("FIN 44"). This interpretation clarifies certain issues relating to stock compensation. FIN 44 is effective July 1, 2000; however, certain conclusions in this interpretation cover specific events that occurred prior to July 1, 2000. FIN 44 did not have an impact on the Company's consolidated financial statements.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC's views in applying general accepted accounting principles to revenue recognition in financial statements. SAB 101 did not have an impact on the Company's consolidated financial statements.

Reclassifications

         Certain reclassifications have been made to the December 31, 1999 and 1998 consolidated financial statements to conform to the December 31, 2000 presentation.

                         HI-RISE RECYCLING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
                                    CONTINUED

4.    INVENTORY

         Inventories as of December 31 consisted of the following (amounts in thousands):

                                                                                   2000          1999
                                                                                  ------       -------
Raw materials...........................................................          $4,626       $ 6,126
Work in progress........................................................           1,040           583
Finished goods..........................................................           2,443         3,810
                                                                                  ------       -------
                                                                                  $8,109       $10,519
                                                                                  ======       =======

5.    PROPERTY AND EQUIPMENT

         Property and equipment at December 31 consisted of the following (amounts in thousands):

                                                          Useful Lives             2000          1999
                                                          ------------            ------        ------
Equipment..........................................        7 years                $5,003        $5,249
Furniture and fixtures.............................        5 years                   615           571
Automobiles........................................        3-5 years                 910           947
Computers and software.............................        3 years                   869           819
Leasehold improvements.............................        10-17 years             2,173         1,897
                                                                                  ------        ------
                                                                                   9,570         9,483
Less accumulated depreciation......................                                4,254         3,704
                                                                                  ------        ------
                                                                                  $5,316        $5,779
                                                                                  ======        ======

         Depreciation expense was $1,430,000, $967,000 and $290,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

6.    NET INVESTMENT IN SALES TYPE LEASES

         The net investment in sales type leases at December 31 consisted of the following (amounts in thousands):

                                                                                   2000          1999
                                                                                  ------       -------
Minimum lease payments..........................................................  $8,067       $11,206
Unearned income.................................................................  (1,437)       (2,142)
Estimated residual value of leased systems......................................     417         1,044
                                                                                  ------       -------
                                                                                  $7,047       $10,108
                                                                                  ======       =======

         Future minimum lease payments due from customers under sales-type leases as of December 31, 2000 are as follows (amounts in thousands):

                      2001................      $  782
                      2002................         977
                      2003................       1,004
                      2004................       1,163
                      2005................       1,251
                      Thereafter..........       2,890
                                                ------
                                                $8,067
                                                ======

         During 2000 and 1999, the Company sold receivables, with recourse, with balances of approximately $2,350,000 and $2,060,000, respectively. The balance of the receivables sold that remain uncollected at December 31, 2000 was approximately $2,213,000. In connection with the receivables sold during 2000 and 1999, the Company recorded losses in the amounts of approximately $250,000 and $150,000 respectively, which are included in general and administrative costs in the accompanying statements of operations.

                         HI-RISE RECYCLING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
                                    CONTINUED

7.    LONG-TERM DEBT

         Long-term debt at December 31 consisted of the following (amounts in thousands):

                                                                                      2000        1999
                                                                                     -------     -------
Primary lender financing:
Revolving working capital facility with a maximum borrowing of $19,000, bears interest payable at prime rate plus 1/2% (10.5% and 9.0% at December 31, 2000 and 1999, respectively), maturing October 2003,
   collateralized by inventory and accounts receivable .........................     $18,469     $10,583
Revolving working capital facility with a maximum borrowing of $9,000, bears interest payable at prime rate plus 1/2% (10.5% and 9.0% at
   December 31, 2000 and 1999 respectively), maturing October 2003,
   collateralized by lease receivables and products manufactured ...............       7,517       8,100
Promissory note, collateralized by equipment ...................................       9,000       9,000
Promissory note, bears interest payable at 15%, maturing February 2001,
   collateralized by inventory and accounts receivable .........................       3,050          --
Promissory note, bears interest payable at the prime rate plus 1%,
   maturing October 2003, collateralized by equipment ..........................       4,333       5,333
Promissory note, bears interest payable at the prime rate plus 1%,
   maturing October 2003, collateralized by equipment ..........................      14,372      15,464
Other obligations:
Promissory notes to related party, interest payable monthly at the prime
   rate plus 1/4%, principal due October 2005 ..................................       1,100       1,100
Guaranteed payment under acquisition agreement, payable in stock and
   cash, $666 paid in October 1999 and $333 settled in February 2000 ...........          --         333
Promissory note to related party, bears interest payable at the prime rate plus 1/4%. Principal due in quarterly payments of $68 beginning
   April 1999, note converted to 609,500 shares of common stock upon
   shareholder approval during February 2000 ...................................          --       1,219
Notes payable in monthly installments through 2003 .............................         247         244
                                                                                     -------     -------
                                                                                      58,088      51,376
Less current portion ...........................................................      56,894      17,975
                                                                                     -------     -------
Long-term debt, net of current portion .........................................     $ 1,194     $33,401
                                                                                     =======     =======

Primary lender financing:

         In October 1998, the Company obtained a $40,000,000 credit facility (the "Credit Facility") which was increased to $61,000,000 during 1999 and subsequently to $68,500,000 during 2000. The Credit Facility, which was provided by General Electric Capital Corporation ("GECC") and other participating lenders includes two revolving lines of credit totaling $28,000,000, three term loans totaling $20,500,000 and a $20,000,000 acquisition line of credit. A portion of the proceeds was used to pay off amounts outstanding under previous credit facilities. The financing is collateralized by all of the Company's existing and after acquired tangible and intangible assets and any future insurance proceeds. In addition, the Company and all its subsidiaries cross-guaranteed the financing. The financing also contains limitations on and/or prohibition of mergers and acquisitions and various commercial and equity transactions.

         The $28,000,000 lines of credit include a $19,000,000 line of credit that is collateralized by accounts receivable and inventory held by the Company and all its subsidiaries and a $9,000,000 line of credit that is collateralized by leases issued by the Company for systems and products manufactured by the Company and its subsidiaries. The revolving lines of credit are due in October 2003 and bear interest at the prime rate plus 1/2% (10.5% and 9.0% at December 31, 2000 and 1999, respectively).

         The term loans consist of a $9,000,000 loan funded in connection with the Bes-Pac acquisition in October 1998, a $6,000,000 loan made subsequent to December 31, 1998 in connection with the acquisition and a $5,500,000 loan made in December 2000 for additional working capital. The Bes-Pac term loan bears interest at

                         HI-RISE RECYCLING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
                                    CONTINUED

11%, is payable interest only for four and half years at which time two consecutive quarterly payments of $1,500,000 are due with the balance of $6,000,000 due in October 2003. The $6,000,000 term loan which was funded in February 1999 is payable in quarterly installments, bears interest at prime plus 1% (11.0% and 9.5% at December 31, 2000 and 1999, respectively) with the balance of the loan due in October 2003. The $5,500,000 term loan bears interest at 15% per annum with the balance of the loan due in February 2001.

         The $20.0 million acquisition line of credit bears interest at prime rate plus 1% and is collateralized by accounts receivable and inventory. The acquisition line of credit has a twelve-month interest only period and quarterly principal payments thereafter until its maturity date on October 2000.

         In connection with the GECC financing prior to 2000, the Company issued to the financing agent and other lenders warrants to purchase an aggregate of 1,476,259 shares of its common stock, which warrants are exercisable at $1.50. The estimated aggregate fair value of the warrants of $943,298 was recorded as prepaid financing costs and is being amortized over the five year life of the financing facility. In connection with the GECC financing in December 2000, the Company cancelled those warrants that were previously issued to GECC and issued to GECC warrants to purchase 17,382,053 shares of its common stock, which warrants are exercisable at $0.01 per share. The estimated aggregate fair value of the warrants of $521,500 was recorded as prepaid financing costs and is being amortized over the life of the related borrowings.

         The Company's Credit Facility with GECC and the other lenders requires the maintenance of certain financial covenants, borrowing base eligibility and other restrictions. The Company is currently in default under its Credit Facility under both its borrowing base eligibility and other financial covenants. Specifically, among other defaults, the Company has overdrawn $15,400,000 more funds than it was permitted based upon its eligible collateral levels. The Company is currently in discussions with GECC and the other lenders to restructure its existing Credit Facility. There are no assurances that the Credit Facility will be restructured successfully or that additional working capital will be provided. GECC and the other lenders have declared all amounts outstanding, together with accrued interest, to be immediately due and payable. As the Company does not currently have existing liquidity to repay these amounts, GECC and the other lenders could proceed against the collateral, which would have a material adverse effect on the Company's business and financial condition. Since the Company is in default, all amounts due under the Credit Facility are presented as current liabilities in the accompanying consolidated balance sheet as of December 31, 2000.

         The minimum annual maturities of long-term debt after December 31, 2000 are as follows (amounts in thousands):

                      2001.................     $56,894
                      2002.................         162
                      2003.................         156
                      2004.................         136
                      2005.................         740
                                                -------
                                                $58,088
                                                =======

         The current portion of long-term debt presented above consists of all amounts due under the Credit Facility.

8.    OPERATING LEASES

         The Company leases office facilities and equipment. Approximate future minimum payments under noncancelable operating leases as of December 31, 2000, are as follows (amounts in thousands):

                      2001.................     $ 1,960
                      2002.................       1,950
                      2003.................       1,413
                      2004.................         996
                      2005.................         790
                      Thereafter...........       4,392
                                                -------
                                                $11,501
                                                =======

                         HI-RISE RECYCLING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
                                    CONTINUED

         Rental expense for the years ended December 31, 2000, 1999 and 1998 was approximately $1,878,000, $1,488,000 and $625,000 respectively.

         Included in the above amounts are operating leases for property with the former owners of Hesco, Bes-Pac, DeVivo and AG totaling approximately $110,000 per month, subject to escalation clauses, payable through 2012.

9.    INCOME TAXES

         The provision for income taxes consists of the following (amounts in thousands):

                                                                           2000         1999         1998
                                                                          ------       ------       ------
Current provision...............................................          $(550)       $1,233       $  75
Deferred provision..............................................             --          (109)         --
                                                                          -----        ------       -----
Total provision.................................................          $(550)       $1,124       $  75
                                                                          =====        ======       =====

         The Company and its U.S. subsidiaries join in the filing of a U.S. consolidated income tax return. The Company's foreign subsidiaries file separate returns in Canada. In 2000, the Company recorded a current tax benefit of $550,000 as a result of a tax refund receivable.

         At December 31, 2000 and 1999, the components of the net deferred tax asset were as follows (amounts in thousands):

                                                                                         2000         1999
                                                                                      ---------     -------
Deferred Tax Assets
Fixed assets................................................................          $     334     $    48
Reserves and allowances.....................................................                628         189
Accrued compensation........................................................                 47          40
Net operating loss..........................................................              6,787         136
Other.......................................................................                221         102
Valuation allowance.........................................................             (8,017)         --
                                                                                      ---------     -------
Net deferred tax asset......................................................          $      --     $   515
                                                                                      =========     =======

         The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In 2000, the Company determined that a valuation allowance of $8,017,000 is required. In 1999, the Company reversed a valuation allowance of $356,000.

         As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $17,000,000 and $19,800,000, which expire in various years between 2007 and 2020.

         During 1999, the Company consummated certain acquisitions that included changes in the ownership of the target company's stock. The Internal Revenue Code restricts the amount of future income that may be offset by losses and credits incurred prior to an ownership change.

         The reconciliation between the statutory income tax provision and the actual tax provision for the years ended December 31 is shown as follows (amounts in thousands):

                                                                           2000         1999         1998
                                                                          ------       ------       ------

Income tax at federal statutory rate................................      $(8,202)     $1,262       $1,077
State taxes net of federal benefit..................................         (925)        133          108
Non-deductible expenses.............................................          532         281          287
Alternative minimum tax.............................................           --          --           65
Change in valuation allowance.......................................        8,017        (356)          --
Utilization  of net operating loss carryforward.....................           --          --       (1,402)
Other...............................................................           28        (196)         (60)
                                                                          ------       ------       ------
Income tax provision................................................      $ (550)      $1,124       $   75
                                                                          ======       ======       ======

                         HI-RISE RECYCLING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
                                    CONTINUED

10.   EQUITY TRANSACTIONS

Issuance of Preferred Stock

         In June and July 1997, the Company sold 200 shares of newly created Series B non-voting convertible preferred stock, par value of $.01 per share (the "Series B Preferred Stock"), and warrants to purchase an aggregate of 888,887 shares of common stock at $2.25 per share, in a private placement for an aggregate purchase price of $2,000,000. The Series B Preferred Stock is convertible, at the option of the holder thereof, into common stock at a conversion price of $2.25 at any time subsequent to July 1, 1998. During June 2000, 100 of the Series B non-voting convertible preferred stock were converted, pursuant to its original terms, into 549,650 shares of common stock at a per share conversion price of $2.25. Common shares issued upon conversion included 105,206 shares issued as dividends. The Series B Preferred Stock entitles the holder to common stock dividends of approximately 72,000 shares per annum, accrued from the date of issuance through the date of conversion.

         The stated dividend requirement and the amount representing the discount from fair value of the conversion feature of the preferred stock amortized over the one year period ended July 1, 1998 has been presented as dividends in the accompanying statement of changes in shareholders' equity.

         In July 2000, the Company sold 50 shares of newly created 13% Series C Preferred Stock, $0.01 par value per share (the "Series C Preferred Stock") to Don Engel, the Company's Chairman of the Board of Directors, for an aggregate purchase price of $500,000. The Series C Preferred Stock shall rank: (i) prior to all of the Company's common stock; (ii) prior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms junior to any Series C Preferred Stock of whatever subdivision, and (iii) junior to the Company's Series B Preferred Stock, in each case as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

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

                         HI-RISE RECYCLING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
                                    CONTINUED

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

                                                       Weighted                   Weighted                   Weighted
                                                         Avg.                       Avg.                       Avg.
                                                       Exercise                   Exercise                   Exercise
                                           2000         Price          1999         Price         1998         Price
                                        ---------      --------     ---------     --------     ---------     --------
Options outstanding at beginning
   of year.......................       2,452,131        $ 2.76     1,497,606        $2.78     1,452,106        $4.06
Granted (exercise price = FMV at
   date of grant)................         702,100          1.03       960,525         2.41        98,500         2.57
Exercised........................              --            --            --           --            --           --
Cancelled........................         202,691          2.51         6,000         2.50        53,000           --
                                        ---------       -------      --------      -------     ---------      -------
Options outstanding at end of year      2,951,540        $ 2.18     2,452,131        $2.76     1,497,606        $2.78
                                        =========        ======     =========        =====     =========        =====
Options exercisable at end of year      2,050,917        $ 2.53     1,871,464        $2.84       648,364        $4.44
                                        =========        ======     =========        =====       =======        =====
Price range of options
   outstanding at end of year....     $1.02-$9.75                 $2.50-$9.75                $2.50-$9.75
Options available for future
   grants at end of year.........         398,900                     982,475                    449,394
                                          =======                     =======                    =======
Weighted avg. fair value of
   options granted...............         702,100         $0.88       960,525        $1.16        98,500        $2.50
                                          =======         =====       =======        =====        ======        =====

                         HI-RISE RECYCLING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
                                    CONTINUED

         The following table summarizes information about the Company's stock options outstanding at December 31, 2000.

                                          Options Outstanding                            Options Exercisable
                           -----------------------------------------------          --------------------------------
                                            Weighted
                                             Average
                                            Remaining         Weighted                                  Weighted
Range of Exercise            Number        Contractual         Average                  Number           Average
   Prices                  Outstanding     Life (Years)     Exercise Price           Exercisable      Exercise Price
-----------------          -----------     ------------     --------------           -----------      --------------
$1.02 -- $2.50              2,866,600            7.3               $2.12              1,969,711            $2.42
$3.25 -- $7.00                 65,967            4.4               $5.07                 62,233            $5.14
$8.25 -- $9.75                 18,973            4.7               $9.13                 18,973            $9.13
                            ---------            ---               -----              ---------            -----
                            2,951,540            7.9               $2.18              2,050,917            $2.53
                            =========            ===               =====              =========            =====

         The Company has determined not to recognize compensation expense for grants of stock options issued to employees with exercise prices at or above the market price at the time of grant. The compensation expense, if recognized, would have resulted in the pro forma amounts indicated below for the years ended December 31 (amounts in thousands):

                                                           2000            1999           1998
                                                        --------          ------         ------
Net income (loss) - as reported......................   $(22,884)         $2,482         $3,003
Net income (loss) - pro forma........................    (23,099)          1,332          2,139
Net income (loss) per common share - as reported:
     Basic...........................................      (1.49)           0.18           0.30
     Diluted.........................................      (1.49)           0.17           0.27
Net loss per common share - pro forma:
     Basic...........................................      (1.51)           0.09           0.20
     Diluted.........................................      (1.51)           0.09           0.19

         The fair value of each option grant was estimated as of the date of grant using the Black Scholes Option Pricing Model with certain weighted average assumptions. The assumptions used in fiscal year 2000 were: no expected dividends; expected volatility of 80%; risk-free interest rate ranging from 6.29% to 6.40%; and expected life of ten years. The assumptions used in fiscal year 1999 were: no expected dividends; expected volatility of 25%; risk-free interest rate ranging from 4.66% to 6.24%; and expected life of ten years. The assumptions used in fiscal year 1998 were: no expected dividends; expected volatility of 25%; risk-free interest rate ranging from 4.54% to 6.25%; and expected life of ten years.

11.   DEFINED CONTRIBUTION PLANS

         The Company sponsors section 401(k) defined contribution plans which permit employees to invest up to 15% of their compensation (subject to limitation by Internal Revenue Service regulations) on a pretax basis in certain self-directed investments programs. The Company may, at the discretion of the Board of Directors, make contributions to the plans. The Company did not make any contributions to the plans in 2000, 1999 and 1998, respectively.

12.   EMPLOYMENT AGREEMENTS

         The Company is obligated for compensation and bonus arrangements aggregating approximately $2,400,000 paid over a period ranging from 1 to 4 years.

                         HI-RISE RECYCLING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
                                    CONTINUED

13.   FINANCIAL INSTRUMENTS

Concentrations of Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base.

         Although the Company has expanded its operations into other states and Canada, approximately 27% of equipment sales to date have been to customers located in Florida. In addition, for the year ended December 31, 2000, one customer accounted for approximately 12% of the Company's total revenues, and the top ten customers accounted for approximately 33% of the Company's total revenues.

Fair Value of Financial Instruments

         The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturity of these items. The carrying amounts of long-term debt approximate fair value because the interest rates on these instruments change with market interest rates, except for the $9,000,000 promissory note and the $5,500,000 term loan, which carry fixed interest rates. Their fair values also approximate carrying amounts since they were classified as current at December 31, 2000.

14.   SEGMENTS OF THE BUSINESS

         The Company operates in the United States and Canada in two primary industry segments: (1) Architectural Specified Services which involves complete handling of hi-rise systems, compactors and chutes primarily in high-rise buildings and (2) Solid Waste Division which involves the construction, repair and maintenance of waste handling equipment, trucks and transfer stations. The following is a summary of selected financial data for these business segments (amounts in thousands):

                                               Architectural
                                                 Specified      Solid Waste      Consolidated
                                                  Services        Division          Total
                                               -------------    -----------      -------------
2000
   Revenues..................................     $ 11,669        $ 51,630        $ 63,299
   Income (loss) before income taxes.........       (6,995)        (16,439)        (23,434)
   Total assets..............................       24,811          60,247          85,058
1999
   Revenues..................................     $ 14,192        $ 45,542        $ 59,734
   Income (loss) before income taxes.........       (1,424)          5,030           3,606
   Total assets..............................       30,096          64,618          94,714
1998
   Revenues..................................     $ 12,709        $ 18,471        $ 31,180
   Income (loss) before income taxes.........          989           2,089           3,078
   Total assets..............................       36,493          17,321          53,814


         For the year ended December 31, 2000, one customer accounted for approximately 14% of the Solid Waste Division's revenues, and no customer accounted for more than 3% of the Architectural Specified Services' revenues.

15.   OTHER EVENTS

         General and administrative expenses for the years ended December 31, 2000 and 1999 include approximately $175,000 and $278,000, respectively, primarily consisting of severance and shutdown costs related to the closing of plant facilities and $650,000 and $240,000, respectively, consisting of professional fees and travel expenses related to acquisitions that were not consummated. In addition, for the year ended December 31, 1999, general and administrative expenses included $155,000 in bonuses related to acquisitions that were completed.

16.   LEGAL MATTERS

         As a result of operations conducted in the ordinary course of business, from time to time the Company may be, and currently is, subject to product liability and/or warranty claims and litigation. The Company believes, though

                         HI-RISE RECYCLING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
                                    CONTINUED

no absolute assurance can be given to that effect, that the current levels of coverage provided by the Company's product liability insurance policy are adequate and that any such claims will not have a material adverse effect on the Company's financial condition or results of operations.

         On March 28, 2001, Acosta Family Limited Partnership, lessor of Hesco's office and manufacturing facilities and the Company's principal executive office, filed a lawsuit in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida against Hesco. The complaint filed in this action sought undisclosed damages alleging breach of the Acosta Lease through the alleged failure on the part of Hesco to maintain the property, alleged noncompliance with environmental laws and alleged failure of Hesco to provide insurance to lessor insuring against loss of rent. The Company has not yet filed a response but intends to vigorously defend against all allegations made in the complaint.

         On March 30, 2001, Edelsy Marcano, a former employee of Hesco, filed a lawsuit in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida against Hesco. The complaint filed in this action sought undisclosed damages alleging breach of the Employment Agreement, dated February 20, 1998, between Marcano and Hesco, resulting from Hesco's decision to terminate Marcano's employment for cause. The Company has not yet filed a response but intends to vigorously defend against all allegations made in the complaint.

         On or about July 31, 2000, the Commissioner of Environmental Protection for the State of Connecticut (the "Plaintiff") brought an action in Superior Court, Judicial District of Hartford, State of Connecticut, against DeVivo Industries, Inc. ("DeVivo"), a wholly-owned subsidiary of the Company, alleging that DeVivo violated several provisions of Connecticut law by its failure to obtain permits relating to its construction, installation and operation in 1986 and 1994 of paint spray booths used in its manufacturing processes. The Plaintiff is seeking civil penalties not to exceed $25,000 per day for each day of violation on or after October 1, 1990 and civil penalties not to exceed $1,000 per day for each day of violation prior to October 1, 1990. The Company believes that it is entitled to be indemnified for substantially all liability for this action by the former shareholders of DeVivo pursuant to the terms and conditions of the Stock Purchase Agreement dated as of February 23, 1999, by and among the Company, DII Acquisition Corp., DeVivo, Ecological Technologies and the shareholders of DeVivo. However there can be no assurance that those shareholders will satisfy their indemnification obligations.

         The parties to the suit have since reached a settlement in principle and, pending final approval by the Attorney General's Office, Mario DeVivo will pay a civil penalty in the amount of $200,000 and all counts of the complaint filed by the Plaintiff will be dismissed. DeVivo has submitted applications for the necessary permits.

         During 2000, various corporations filed lawsuits against the Company. In general, these lawsuits alleged that the Company owed monies for materials purchased. The cases were dismissed with no additional liability beyond the original amount owed.

                         HI-RISE RECYCLING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
                                    CONTINUED


17.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table presents unaudited supplemental quarterly financial information for the years ended December 31, 2000 and December 31, 1999 (in thousands, except per share data):

                                                                       Quarter Ended
                                          -----------------------------------------------------------------------
                                           March 31,         June 30,         September 30,          December 31,
                                             2000              2000               2000                   2000
                                           ---------         --------         -------------          ------------
Total revenues                             $15,845            $18,342         $17,019                $12,093
Operating income (loss)                        255              1,440          (6,713)               (11,905)
Income (loss) before income taxes             (987)                36          (8,280)               (14,203)
Net income (loss)                             (612)                21          (8,090)               (14,203)

Basic net income (loss) per
   common share                             $(0.05)             $0.00          $(0.52)                $(0.89)
Diluted net income (loss) per
   common share                             $(0.05)             $0.00          $(0.52)                $(0.89)

                                                                       Quarter Ended
                                          -----------------------------------------------------------------------
                                           March 31,         June 30,         September 30,          December 31,
                                             1999              1999               1999                   1999
                                           ---------         --------         -------------          ------------
Total revenues                             $12,267            $16,850         $15,471                $15,146
Operating income (loss)                      1,292              2,263           2,192                    642
Income (loss) before income taxes              976              1,532           1,704                   (606)
Net income (loss)                              976              1,132           1,000                   (626)

Basic net income (loss) per
   common share                              $0.08              $0.09           $0.07                 $(0.06)
Diluted net income (loss) per
   common share                              $0.07              $0.08           $0.07                 $(0.06)

         Quarterly basic and diluted net income or loss per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income (loss) per common share.

                                  EXHIBIT INDEX


  Exhibits                             Description
-------------  -----------------------------------------------------------------
     3.1       Amended and Restated Articles of Incorporation of the Company
     4.4       Stock Purchase Warrant, dated December 4, 2000.
    10.59 Third Amendment to Credit Agreement and Composite Amendment Agreement, dated October 19, 2000.
    10.60 Fourth Amendment to Credit Agreement and Composite Amendment Agreement, dated December 4, 2000.
    10.61 Securities Purchase Agreement, dated as of December 4, 2000, between GECC and the Company.
    10.62 Registration Rights Agreement, dated as of December 4, 2000, between GECC and the Company.
    10.63 Fifth Amendment to Credit Agreement and Composite Amendment Agreement, dated December 9, 2000.
    10.64 First Amendment, dated August 3, 2000, to the Employment Agreement between the Company and Donald Engel.
    21.1       Subsidiaries of the Company.
    23.1 Consent of Independent Certified Public Accountants PricewaterhouseCoopers LLP, dated April 17, 2001.