Form 10-Q
period 2001-03-31
HI RISE RECYCLING SYSTEMS INC
filed 2001-05-15
CIK 906605

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM _______ TO _______


                                    0-21946
                         ----------------------------
                             (Commission File No.)

                        HI-RISE RECYCLING SYSTEMS, INC.
          ----------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                    FLORIDA                            65-0222933
         ---------------------------------  ------------------------------
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)           Identification No.)


   8505 N.W. 74/TH/ AVENUE, MIAMI, FLORIDA                    33166
 ------------------------------------------  -----------------------------------
   (Address of principal executive offices)                 (Zip Code)

                                (305) 597-0243
            ------------------------------------------------------
              Registrant's Telephone Number, including area code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of May 11, 2001, there were 16,947,355 shares of the registrant's Common Stock, par value $.01 per share, issued and outstanding.

                                     INDEX

                                                                                              Pages
PART I  FINANCIAL INFORMATION

Item 1  Consolidated Financial Statements:

        Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000................. 3

        Consolidated Statements of Operations for the Three Months Ended March 31, 2001
        and 2000............................................................................... 4

        Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001
        and 2000............................................................................... 5

        Notes to Consolidated Financial Statements............................................. 6

Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations.. 12

Item 3  Quantitative and Qualitative Disclosures About Market Risk............................. 16

PART II OTHER INFORMATION

Item 1  Legal Proceedings...................................................................... 16

Item 2  Changes in Securities.................................................................. 17

Item 3  Defaults Upon Senior Securities........................................................ 17

Item 4  Submission of Matters to a Vote of Security Holders.................................... 17

Item 5  Other Information...................................................................... 17

Item 6  Exhibits and Reports on Form 8-K....................................................... 18

        SIGNATURES............................................................................. 19

                        HI-RISE RECYCLING SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 2001 AND DECEMBER 31, 2000

                                  (UNAUDITED)
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            MARCH 31, 2001     DECEMBER 31, 2000
                                                                            --------------     -----------------
                           ASSETS
Current assets:
 Cash and cash equivalents..................................                   $    448            $    375
 Accounts receivable, net of allowance for doubtful                               9,447              12,125
  accounts of $1,078 and $1,376 in 2001 and 2000,
  respectively..............................................
 Inventories................................................                      6,488               8,109
 Other assets...............................................                      1,562               1,175
                                                                               --------            --------
  Total current assets......................................                     17,945              21,784
Property and equipment, net.................................                      5,201               5,316
Net investment in sales type leases.........................                      7,937               7,047
Prepaid financing costs.....................................                      1,917               2,619
Other assets................................................                        454                 451
Goodwill....................................................                     47,624              47,841
                                                                               --------            --------
  Total assets..............................................                   $ 81,078            $ 85,058
                                                                               ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable...........................................                   $  4,010            $  5,132
 Accrued liabilities........................................                      4,687               3,837
 Cash overdrafts............................................                        787               1,096
 Income taxes payable.......................................                         57                ----
 Current portion of long-term debt..........................                     58,713              56,894
                                                                               --------            --------
 Total current liabilities..................................                     68,254              66,959
Long-term debt..............................................                      1,285               1,194
                                                                               --------            --------
  Total liabilities.........................................                     69,539              68,153
Commitments and contingencies
Mandatorily redeemable preferred stock, $.01 par value per
 share; 50 shares authorized, 50 shares issued and
 outstanding at March 31, 2001 and December 31, 2000,
 respectively, liquidation preferences of $548 and $532 at
 March 31, 2001 and December 31, 2000, respectively.........                        548                 532
Shareholders' equity:
 Preferred stock, $.01 par value per share; 1,000,000
  shares authorized; 100 shares issued and outstanding at
  March 31, 2001 and December 31, 2000, liquidation
  preference of $1,000 at March 31, 2001 and December 31,
  2000......................................................                       ----                ----
 Common stock, $.01 par value per share; 50,000,000 shares
  authorized; 16,947,355 and 16,403,926 shares issued and
  outstanding at March 31, 2001 and December 31, 2000,
  respectively..............................................                        169                 164
 Additional paid-in capital.................................                     40,328              40,348
 Accumulated deficit........................................                    (29,506)            (24,139)
                                                                               --------            --------
  Total shareholders' equity................................                     10,991              16,373
                                                                               --------            --------
  Total liabilities and shareholders' equity................                   $ 81,078            $ 85,058
                                                                               ========            ========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS

                        HI-RISE RECYCLING SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                  (UNAUDITED)
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            2001                 2000
                                                                          --------             --------
Revenues:
 Equipment sales................................................          $ 10,789             $ 15,221
 Service and parts revenue......................................               848                  624
                                                                          --------             --------
     Total revenues.............................................            11,637               15,845
                                                                          --------             --------
Costs and expenses:
 Cost of equipment and parts sold...............................            10,565               11,454
 Selling and marketing..........................................               919                  914
 General and administrative.....................................             3,212                3,222
                                                                          --------             --------

     Total costs and expenses...................................            14,696               15,590
                                                                          --------             --------

     Operating income (loss)....................................            (3,059)                 255
                                                                          --------             --------
Other income (expense):
 Interest income................................................                64                  205
 Interest expense...............................................            (2,214)              (1,447)
                                                                          --------             --------

 Income (loss) before income taxes..............................            (5,209)                (987)

 Benefit (provision) for income taxes...........................              (157)                 375
                                                                          --------             --------

 Net income (loss)..............................................          $ (5,366)            $   (612)
                                                                          ========             ========
Net income (loss) per common share:
 Basic..........................................................          $  (0.32)            $  (0.05)
                                                                          ========             ========
 Diluted........................................................          $  (0.32)            $  (0.05)
                                                                          ========             ========
Weighted average common shares outstanding:
 Basic..........................................................            16,811               14,439
                                                                          ========             ========
 Diluted........................................................            16,811               14,439
                                                                          ========             ========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS

                        HI-RISE RECYCLING SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                            (AMOUNTS IN THOUSANDS)

                                                                             2001              2000
                                                                         -----------        -----------
Cash flows used in operating activities                                   $ (1,262)          $ (4,268)

Cash flows from investing activities:
 Increase in deferred acquisition costs.........................                --                (76)
 Purchase of property and equipment.............................              (266)              (345)
                                                                          --------           --------
   Net cash used in investing activities........................              (266)              (421)

Cash flows from financing activities:
 Payments on long-term debt.....................................                --               (696)
 Proceeds from long-term debt...................................             1,910              5,094
 Cash overdrafts................................................              (309)               476
                                                                          --------           --------
   Net cash provided by financing activities....................             1,601              4,874

Net increase in cash and cash equivalents.......................                73                185
Cash and cash equivalents, beginning of period..................               375                194
                                                                          --------           --------
Cash and cash equivalents, end of period........................          $    448           $    379
                                                                          ========           ========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS

                        HI-RISE RECYCLING SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-K of Hi-Rise Recycling Systems, Inc. (the "Company") for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. The December 31, 2000 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The consolidated results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

     The Company's business has suffered from softened demand for its products due in large part to competition and to decreased equipment expenditures from its largest customers. The Company has also experienced increased steel costs, which comprise the largest material component in all of its products and more recently, aggressive competitive pricing introduced in certain of its key Solid Waste Division markets. These factors coupled with the opening of new production facilities in 2000, expansion of existing facilities, the introduction of new product lines and the re-designing and shifting of production among its manufacturing facilities have all contributed to plant and labor manufacturing inefficiencies and a significant deterioration in operating margins. This resulted in substantial losses, the continued use of cash in operations and defaults under its credit facility (the "Credit Facility") with General Electric Capital Corporation and certain other lenders ("GECC") under both its borrowing base eligibility and other financial covenants as of March 31, 2001 and December 31, 2000.

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

     Although management believes that the recently introduced changes will further reduce inventory levels, production and overall operating costs, previously described manufacturing inefficiencies, continued softness in product demand, coupled with severe cash flow constraints continue to negatively impact the Company's operations.

                        HI-RISE RECYCLING SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The Company incurred a net loss of $5.4 million for the quarter ended March 31, 2001 and is currently in default under its Credit Facility under both its borrowing base eligibility and other financial covenants. Since the Company is in default, all amounts due under the Credit Facility are presented as current liabilities, which has created a substantial working capital deficiency in the accompanying balance sheets as of March 31, 2001 and December 31, 2000.

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

2. INVENTORIES

     Inventories as of March 31, 2001 consisted of the following (amounts in thousands):

Raw materials.............................................   $3,890
Work in progress..........................................      530
Finished goods............................................    2,068
                                                             ------
                                                             $6,488
                                                             ======

                        HI-RISE RECYCLING SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

                                                                   Architectural
                                                                     Specified         Solid Waste     Consolidated
                                                                     Services           Division          Total
                                                                   -------------       -----------     ------------
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2001
   Revenues.....................................................      $  3,380           $  8,257        $ 11,637
   Income (loss) before income taxes............................        (1,138)            (4,071)         (5,209)
   Total assets.................................................        24,947             56,131          81,078

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000
   Revenues.....................................................       $ 3,505           $ 12,340        $ 15,845
   Income (loss) before income taxes............................          (147)              (840)           (987)
   Total assets.................................................        66,590             32,489          99,079

4. INCOME TAXES

     Because of the losses incurred, the Company has recorded a valuation allowance against substantially all deferred tax assets representing primarily the tax benefit of net operating loss carryforwards.

5. PER SHARE DATA

     Basis net income (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the periods presented. Diluted net income (loss) per share is calculated by dividing net income (loss) per share available to common shareholders by the weighted average common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period.

     Shares used in the diluted calculation would include the weighted average effect of shares assumed to be issued under options and warrants under the treasury stock method. In addition, the calculation would include the dilutive effect of the assumed conversion into common shares of the Company's Series B Preferred Stock and the resulting elimination of the stated dividend requirements, which are payable in common stock upon conversion of the Series B Preferred Stock. Potentially dilutive shares were excluded from the diluted loss per share calculation for the three months ended March 31, 2001 because their effects would have been anti-dilutive to the loss incurred by the Company, therefore, the amounts reported for basic and diluted net loss per share were the same. As of March 31, 2001, stock options and warrants totaling 22,740,890 shares as well as 595,738 common shares issuable upon conversion of the Series B Preferred Stock were excluded from the diluted loss per share calculation because their effect was anti-dilutive.

                        HI-RISE RECYCLING SYSTEMS, INC.
                  NOTES TO CONSOLIDARES FINANCIAL STATEMENTS
                                  (UNAUDITED)

6. PREFERRED SHARES

     In 1997, the Company sold 200 shares of newly created Series B non-voting convertible preferred stock, par value of $.01 per share (the "Series B Preferred Stock"), and warrants to purchase an aggregate of 888,887 shares of common stock at $2.25 per share, in a private placement for an aggregate purchase price of $2,000,000. During June 2000, 100 shares of the Series B Preferred Stock were converted, pursuant to its original terms, into 549,650 shares of common stock at a per share conversion price of $2.25. Common shares issued upon conversion included 105,206 shares issued as dividends.

     In July 2000, the Company sold 50 shares of newly created 13% Series C Preferred Stock, $0.01 par value per share (the "Series C Preferred Stock"), to Donald Engel, the Company's former Chief Executive Officer, for an aggregate purchase price of $500,000. The Series C Preferred Stock shall rank: (i) prior to all of the Company's common stock; (ii) prior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms junior to any Series C Preferred Stock of whatever subdivision, and (iii) junior to the Company's Series B Preferred Stock, in each case as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

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

     In connection with the resignation of Mr. Engel from all positions held by him with the Company and its subsidiaries, in May 2001 Mr. Engel surrendered to the Company for cancellation 12.5 shares of the 50 shares of the Series C Preferred Stock held by him, such shares having a liquidation value of $125,000, in satisfaction of certain amounts owed by Mr. Engel to the Company.

7. CREDIT FACILITY

     The Company's operations and acquisitions have been financed through both equity and debt arrangements. The primary source of financing has been through the Credit Facility. On October 28, 1998, the Company entered into the Credit Facility. On June 30, 2000, the Company and all of the Company's subsidiaries entered into a second amendment to the Credit Facility with GECC as administrative agent, and the other lenders from time to time as they become party thereto, to increase the Credit Facility to $63 million. The Company is currently in default under both its borrowing eligibility and other financial covenants. On October 19, 2000, the Company entered into a third amendment to the Credit Facility to allow for overline advances in the aggregate amount of $500,000. On December 4, 2000, the Company entered into a fourth amendment to the Credit Facility with GECC to increase amounts available under the Credit Facility by an aggregate of $5.5 million by obtaining an additional subordinated term loan from GECC which matured on February 15, 2001. The overline advances and the increase in the Credit Facility in December 2000 were made notwithstanding the existence of the pending defaults. The increase in the available lines of credit under the Credit Facility has been used for working capital requirements.

     The Company's Credit Facility with GECC and the other lenders requires the maintenance of certain financial covenants, borrowing base eligibility and other restrictions. The Company is currently in default under its Credit Facility under both its borrowing base eligibility and other financial covenants. Specifically, among other defaults, the Company has overdrawn approximately $16,000,000 more funds than it was permitted based upon its eligible collateral levels. The Company is currently in discussions with GECC and the other lenders to restructure its existing Credit Facility. There are no assurances that the Credit Facility will be restructured successfully or that additional working capital will be provided. GECC and the other lenders have declared all amounts outstanding, together with accrued interest, to be immediately due and payable. As the Company does not currently have existing liquidity to repay these amounts, GECC and the other lenders could proceed against the collateral, which would have a material adverse effect on the Company's business and financial condition. So long as an Event of Default (as defined in the Credit Facility) shall have occurred and be continuing and at the election of GECC as

                        HI-RISE RECYCLING SYSTEMS, INC.
                  NOTES TO CONSOLIDARES FINANCIAL STATEMENTS
                                  (UNAUDITED)

Administrative Agent (or upon the written request of the lenders), the interest rates applicable to all outstanding obligations under the Credit Facility shall be increased by two percent (2%) per annum above the rates of interest or the rate of fees otherwise applicable (the "Default Rate"). Interest and letter of credit fees shall accrue at the Default Rate from the initial date of such Event of Default until that Event of Default is cured or waived and shall be payable upon demand. The lenders under the Credit Facility have not elected to have the Company accrue interest and fees at the Default Rate. The Company has not made principal or interest payments since November 2000. Since the Company is in default, all amounts due under the Credit Facility are presented as current liabilities in the accompanying consolidated balance sheet as of March 31, 2001.

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

     On March 28, 2001, Acosta Family Limited Partnership, lessor of Hesco's office and manufacturing facilities and the Company's principal executive office, filed a lawsuit in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida against Hesco Sales, Inc. ("Hesco"). The complaint filed in this action sought undisclosed damages alleging breach of a lease expiring February 26, 2015 (the "Acosta Lease") through the alleged failure on the part of Hesco to maintain the property, alleged noncompliance with environmental laws and alleged failure of Hesco to provide insurance to lessor insuring against loss of rent. The Company has filed a response and intends to vigorously defend against all allegations made in the complaint. The Company believes the suit is without merit; however, the Company is unable to predict the outcome of the litigation.

     On March 30, 2001, Edelsy Marcano, a former employee of Hesco, filed a lawsuit in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida against Hesco. The complaint filed in this action sought undisclosed damages alleging breach of the Employment Agreement, dated February 20, 1998, between Marcano and Hesco, resulting from Hesco's decision to terminate Marcano's employment for cause. The Company has filed a response and intends to vigorously defend against all allegations made in the complaint. The Company believes the suit is without merit; however, the Company is unable to predict the outcome of the litigation.

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

     The parties to the action have reached a settlement in principle under which, pending final approval by the Attorney General's Office, DeVivo will pay a civil penalty in the amount of $200,000 and all counts of the complaint filed by the Plaintiff will be dismissed. Mario DeVivo has committed to reimburse DeVivo for the amounts it is obligated to pay to the Attorney General's Office. DeVivo has submitted applications for the necessary permits.

     The Company believes that these actions will not have a material adverse effect on its financial condition or results of operations; however, the Company cannot currently predict the outcome of these matters.

                        HI-RISE RECYCLING SYSTEMS, INC.
                  NOTES TO CONSOLIDARES FINANCIAL STATEMENTS
                                 (UNAUDITED)

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

     The Company is primarily engaged in manufacturing, distributing, marketing and selling solid waste handling equipment. Until February 1997, the Company was primarily engaged in distributing, marketing and selling the Hi-Rise System(TM), a proprietary automated system designed to collect source-separated recyclables and other solid waste in multi-story residential and commercial buildings. In 1998 and 1999, the Company made a number of acquisitions of businesses in its solid waste and architectural specified service divisions.
The Company anticipates that in the future the solid waste division will be the Company's single largest source of revenue. In addition, the Company expects that its other principal sources of revenue will be sales of rubbish and linen chutes, trash compaction systems and the Hi-Rise System and sales-type leases of the Hi-Rise System.

BUSINESS SEGMENTS

     The Company operates in two business segments comprised of the Architectural Specified Services Division, which manufactures the Hi-Rise System and rubbish, linen and laundry chutes designed primarily for multi-story residential and commercial buildings, and the Solid Waste Division, which, through its four operations and seven manufacturing facilities, manufactures a wide line of solid waste handling equipment. For the quarter ended March 31, 2001, approximately 71% of the Company's revenues were derived from its Solid Waste Division and the other 29% of its revenues were derived from its Architectural Specified Services Division.

CURRENT BUSINESS ENVIRONMENT

     The Company's business has suffered from softened demand for its products due in large part to competition and to decreased equipment expenditures from its largest customers. The Company has also experienced increased steel costs, which comprise the largest material component in all of its products and more recently, aggressive competitive pricing introduced in certain of its key Solid Waste Division markets. These factors coupled with the opening of new production facilities in 2000, expansion of existing facilities, the introduction of new product lines and the re-designing and shifting of production among its manufacturing facilities have all contributed to plant and labor manufacturing inefficiencies and a significant deterioration in operating margins. This has resulted in substantial losses, the continued use of cash in operations and defaults under the Company's Credit Facility with GECC under both its borrowings base eligibility and other financial covenants. This situation, coupled with the task of integrating all of the Company's acquisitions, has led to a number of management initiatives.

     These initiatives included the review of the manufacturing process and staffing levels at all locations and changes in production management in certain of its Solid Waste Division operations. Management also examined the products being manufactured by its various facilities and reviewed its products to determine if standardization and/or products rationalization was warranted in light of the current business environment described above.

     The initiatives also included an extensive review of the Company's balance
sheet.   This included a review of the allowance for doubtful accounts, exposures related to slow paying or non-paying sales type lease customers, the carrying value of its inventories in view of the manufacturing conditions discussed above and the exposure to loss related to certain distributor accounts.

     In response to concerns over the Company's deteriorating operating results and cash flows, the Board of Directors engaged Grisanti, Galef, and Goldress, Inc. ("GGG") on October 16, 2000. GGG is a corporate performance consulting firm with experience in providing interim leadership to under-performing companies. The initial engagement involved an assessment of the Company's operations and to assess the recent operating and manufacturing initiatives in order to make preliminary recommendations for future operating strategies. Based upon these recommendations, the Board of Directors determined to further retain GGG in November 2000.

     Dr. James Ashton, a GGG partner, assumed responsibility for the operational management of the Company. Donald Engel, former Chairman of the Board and Chief Executive Officer ("CEO") requested that the Board of Directors delegate his CEO responsibilities to Dr. Ashton. Dr. Ashton appointed Mel Johnson as Chief Operating Officer of the Solid Waste Division, Michael Bracken, an employee of the Company, as acting Chief Operating Officer of the Architectural Specified Services Division and Ron Miller as financial management consultant to the Company.

     In order to address the near term liquidity needs of the Company, the GGG management team worked throughout the fourth quarter of 2000 to obtain short term financing in order to stabilize the Company's operations while a financial and operating plan was developed. During December 2000, the Company was able to reach agreement with GECC whereby amounts available under its existing credit facilities were increased by an aggregate of $5.5 million by obtaining an additional subordinated term loan which matured on February 15, 2001. The Company is current in default under both its borrowing base eligibility and other financial covenants. For more information regarding the Credit Facility, see "Liquidity and Capital Resources".

     The GGG team has commenced significant restructuring initiatives, including the reorganization of the Company's Architectural Specified Services Division and Solid Waste Division into two completely separate operating units. Major changes within the business units are also being implemented, including changes in operating and reporting responsibilities, manufacturing and distribution processes, inventory production strategies and credit and collection policies. In addition, these initiatives have included personnel terminations, responsibility changes, the closure of manufacturing locations, and the discontinuance of certain products and service offerings. The GGG team has recently completed an operating and financial plan which contemplates future improvements in financial and operating results as the operating and manufacturing philosophies broadly described above are implemented.

     Although management believes that the recently introduced changes will continue to reduce inventory levels, production and overall operating costs, previously described manufacturing inefficiencies, continued softness in product demand, coupled with severe cash flow constraints continue to negatively impact the Company's operations.

RECENT DEVELOPMENTS

     On April 17, 2001, Gary McAlpin, the Company's former President and Chief Operating Officer, resigned from all offices and positions he held with the Company and each of its subsidiaries. In addition, on May 2, 2001, Donald Engel, the Company's former Chairman of the Board and Chief Executive Officer, resigned from all offices and positions he held with the Company and each of its subsidiaries. The Company has appointed James Ashton as its Acting Chief Executive Officer and Melvin Johnson as its Acting Chief Operating Officer of the Solid Waste Division.

     On April 30, 2001, Kevin Bartczak, the Company's former Chief Financial Officer resigned from all offices and positions he held with the Company and each of its subsidiaries in order to allow him to pursue other available opportunities. The Company has appointed Ronald Miller as its Acting Chief Financial Officer.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Total revenue during the three months ended March 31, 2001 was $11,637,000, a decrease of $4,208,000, or approximately 27%, compared to total revenue of $15,845,000 during the comparable three-month period of 2000. The primary reason for the decrease is the decline in revenue throughout the Solid Waste Division of $4,083,000. The Company's Solid Waste Division business has suffered from softened demand for its products due in large part to competition and to decreased equipment expenditures from its largest customers.

     During the three months ended March 31, 2001, the Company recognized interest income of approximately $64,000, a decrease of $141,000, or approximately 69%, compared to $205,000 during 2000. The decrease is primarily attributable to the substantial reduction in the Company's investment in sales type leases of Hi-Rise Systems and waste equipment.

     Cost of equipment and parts sold decreased by $889,000, or approximately 8%, from $11,454,000 during the three months ended March 31, 2000 to $10,565,000 during the three months ended March 31, 2001. This decrease is primarily attributable to the decrease in sales of Solid Waste Division products. As a percentage of revenue, cost of equipment sold increased to 91% during the three months ended March 31, 2001 from 72% during the prior comparable three month period. As noted above, the Company has made a number of acquisitions in the last several years and as such, the number of productions facilities has increased along with attendant manufacturing labor and overhead.

     Generally, individual subsidiaries have not performed at projected or prior year levels due to the continued economic slow-down. Accordingly, increased labor and fixed overhead costs in relation to units produced and sold negatively impacted the Company's gross margins by an estimated 10%. In addition, increased steel prices, freight costs, pricing competition, product mix and general plant inefficiencies have negatively impacted gross margins. Steel prices increased from an average of 15 cents per pound in the first quarter of 2000 to approximately 18 cents per pound in the first quarter of 2001, which price increases management estimates have increased the cost of equipment sold by approximately $250,000, or 2% as a percentage of revenues. Management estimates that higher freight costs have increased the cost of equipment and parts sold by approximately $100,000, or 1% as a percentage of revenues. In addition, due to the aggressive competitive pricing in certain of the key Solid Waste Division markets noted earlier, the Company reduced its selling prices in certain markets, which management estimates has increased the cost of equipment sold as a percentage of revenues by approximately 5%.

     Selling and marketing expenses during the three months ended March 31, 2001 were $919,000, an increase of $5,000, or approximately 1%, compared to selling and marketing expenses of $914,000 during the comparable three month period of 2000.

     General and administrative expenses during the three months ended March 31, 2001 were $3,212,000, a decrease of $10,000, or less than 1%, compared to general and administrative expenses of $3,222,000 during the comparable three month period of 2000. General and administrative expenses decreased by approximately $617,000 due to expenses incurred in the quarter ended March 31, 2000 for unsuccessful acquisitions and a financing which was not consummated. This decrease in expenses was partially offset by increases in the quarter ended March 31, 2001 for $400,000 paid to GGG and for increased legal and professional fees of $100,000.

     Interest expense increased $767,000, or approximately 53%, to $2,214,000, for the three months ended March 31, 2001 from $1,447,000 for the comparable three month period of 2000. This increase is a result of increased borrowings under the Company's credit facilities and increased interest rates in 2001 as compared to 2000. This increase included amortization of prepaid costs associated with the warrants issued to GECC during December 2000. These credit facilities have financed substantially all of the Company's acquisitions and are used to finance its working capital needs.

     As a result of the foregoing, the Company realized a net loss of $5,366,000 for the quarter ended March 31, 2001, compared to a net loss of $612,000 for the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Until February 1997, the Company was primarily engaged in distributing, marketing and selling the Hi-Rise System, a proprietary automated system designed to collect source-separated recyclables and other solid waste in multi-story residential and commercial buildings. In 1998, the Company acquired Hesco, Acme Chute Company, Inc. and Bes-Pac Inc. and, in 1999 the Company acquired DeVivo Industries, KE Corporation and American Gooseneck Inc. These acquisitions were financed through borrowings made under the Credit Facility.

     The Company's operations and acquisitions have been financed through both equity and debt arrangements. The primary source of financing has been the Credit Facility. On October 28, 1998, the Company entered into the Credit Facility. On June 30, 2000, the Company and all of the Company's subsidiaries entered into a second amendment to the Credit Facility with GECC as administrative agent, and the other lenders from time to time as they become party thereto, to increase the Credit Facility to $63 million. The Company is currently in default under both its borrowing eligibility and other financial covenants. On October 19, 2000, the Company entered into a third amendment to the Credit Facility to allow for overline advances in the aggregate amount of $500,000. On December 4, 2000, the Company entered into a fourth amendment to the Credit Facility with GECC to increase amounts available under the Credit Facility by an aggregate of $5.5 million by obtaining an additional subordinated term loan from GECC which matured on February 15, 2001. The overline advances and the increase in the Credit

Facility in December 2000 were made notwithstanding the existence of the pending defaults. The increase in the available lines of credit under the Credit Facility has been used for working capital requirements.

     On July 5, 2000, the Company sold 50 shares of its Series C Preferred Stock, to Donald Engel, the Company's former Chairman of the Board and Chief Executive Officer, for an aggregate purchase price of $500,000. The holders of the Series C Preferred Stock are entitled to receive cumulative cash dividends, payable quarterly in arrears, at the rate of 13% per annum. Dividends on the Series C Preferred Stock accrue from the date of issuance or thereafter, from the most recent date on which dividends were payable, and are payable quarterly each year. Any and all outstanding shares of Series C Preferred Stock are required to be redeemed by the Company on October 31, 2001. Also, pursuant to the terms of the Credit Facility, the Company is permitted to return or repay amounts invested by Mr. Engel only to the extent that (i) no Default or Event of Default (as defined in the Credit Facility) shall have occurred, and (ii) after giving effect to the return or repayment of the amounts invested by Mr. Engel, the Company and its subsidiaries shall have Borrowing Availability (as defined in the Credit Facility) of at least $2,500,000. Also, payment of the dividends is subject to the same conditions set forth with respect to the return or repayment of the amounts invested by Mr. Engel. In connection with the resignation of Donald Engel, the Company's former Chairman of the Board and Chief Executive Officer, from all positions held by him with the Company and its subsidiaries, Mr. Engel surrendered to the Company for cancellation 12.5 shares of the 50 shares of the Series C Preferred Stock held by him, such shares having a liquidation value of $125,000, in satisfaction of certain amounts owed by Mr. Engel to the Company.

     The Company's Credit Facility with GECC and the other lenders requires the maintenance of certain financial covenants, borrowing base eligibility and other restrictions. The Company is currently in default under its Credit Facility under both its borrowing base eligibility and other financial covenants. Specifically, among other defaults, the Company has overdrawn approximately $16,000,000 more funds than it was permitted based upon its eligible collateral levels. The Company is currently in discussions with GECC and the other lenders to restructure its existing Credit Facility. There are no assurances that the Credit Facility will be restructured successfully or that additional working capital will be provided. GECC and the other lenders have declared all amounts outstanding, together with accrued interest, to be immediately due and payable. As the Company does not currently have existing liquidity to repay these amounts, GECC and the other lenders could proceed against the collateral, which would have a material adverse effect on the Company's business and financial condition. So long as an Event of Default (as defined in the Credit Facility) shall have occurred and be continuing and at the election of GECC as Administrative Agent (or upon the written request of the lenders), the interest rates applicable to all outstanding obligations under the Credit Facility shall be increased by two percent (2%) per annum above the rates of interest or the rate of fees otherwise applicable (the "Default Rate"). Interest and letter of credit fees shall accrue at the Default Rate from the initial date of such Event of Default until that Event of Default is cured or waived and shall be payable upon demand. The lenders under the Credit Facility have not elected to have the Company accrue interest and fees at the Default Rate. The Company has not made principal or interest payments since November 2000. Since the Company is in default, all amounts due under the Credit Facility are presented as current liabilities in the accompanying consolidated balance sheet as of March 31, 2001.

     As of March 31, 2001, the Company had a working capital deficit of $50,309,000 due to amounts borrowed from its primary lenders being presented as current obligations, and had cash and cash equivalents aggregating $448,000, compared to a working capital deficit of $45,175,000 and cash and cash equivalents of $375,000 at December 31, 2000.

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

     During the three months ended March 31, 2001, net cash used in operating activities was $1,262,000, compared to net cash used in operating activities of $4,268,000 during the three months ended March 31, 2000. The net cash used in operating activities was primarily the result of the net loss of $5,366,000. Accounts receivable decreased by $2,678,000 as a result of decreased first quarter sales coupled with increased collection efforts. In addition, inventory decreased by $1,621,000 primarily as a result of "just-in-time" management initiatives. Additionally, net cash used for sales type leases was $890,000 as a result of the Company entering into additional leases.

     Net cash used in investing activities was $266,000 during the three months ended March 31, 2001. This was the result of cash used for the purchase of capital equipment. Net cash provided by financing activities was $1,601,000 during the three months ended March 31, 2001. This increase was primarily the result of borrowings under the Company's Credit Facility.

     The Company currently has no outstanding material commitments for capital expenditures.

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events and involve known and unknown risks and uncertainties. When used herein the terms, "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, decline in demand for the Company's products, increases in costs of sales, inability to amend, restructure or replace the Credit Facility under which the Company is currently in default, failure to successfully implement certain restructuring initiatives, customer relations, relationships with vendors, steel costs, the interest rate environment, the inability to integrate successfully acquired operations, one-time events, the effect of general economic conditions and factors affecting the waste hauling and construction industries, and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. These statements by their nature involve substantial risks and uncertainties and actual events or results may vary materially from those
described herein as anticipated, believed, estimated or intended.   The Company
undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rates: The Company's interest rate risk results from holding variable rate debt obligations, as an increase in interest rates results in lower earnings and increased cash outflows. The interest rate on the Company's Credit Facility is payable at variable rates. The effect of a 1% increase in interest on the Company's borrowings would result in an increase in interest expense of $114,000 for the three months ended March 31, 2001.

     Steel Prices: The Company is exposed to fluctuations in steel costs, which comprise the largest material component in all of its products. Accordingly, an increase in steel costs would result in lower earnings and increased cash outflows.

                          PART II - OTHER INFORMATION

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

     On March 28, 2001, Acosta Family Limited Partnership, lessor of Hesco's office and manufacturing facilities and the Company's principal executive office, filed a lawsuit in the Circuit Court of the Eleventh Judicial

Circuit in and for Miami-Dade County, Florida against Hesco. The complaint filed in this action sought undisclosed damages alleging breach of the Acosta Lease through the alleged failure on the part of Hesco to maintain the property, alleged noncompliance with environmental laws and alleged failure of Hesco to provide insurance to lessor insuring against loss of rent. The Company has filed a response and intends to vigorously defend against all allegations made in the complaint. The Company believes the suit is without merit; however, the Company is unable to predict the outcome of the litigation.

     On March 30, 2001, Edelsy Marcano, a former employee of Hesco, filed a lawsuit in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida against Hesco. The complaint filed in this action sought undisclosed damages alleging breach of the Employment Agreement, dated February 20, 1998, between Marcano and Hesco, resulting from Hesco's decision to terminate Marcano's employment for cause. The Company has filed a response and intends to vigorously defend against all allegations made in the complaint. The Company believes the suit is without merit; however, the Company is unable to predict the outcome of the litigation.

     On or about July 31, 2000, the Commissioner of Environmental Protection for the State of Connecticut (the "Plaintiff") brought an action in Superior Court, Judicial District of Hartford, State of Connecticut, against DeVivo, a wholly-owned subsidiary of the Company, alleging that DeVivo violated several provisions of Connecticut law by its failure to obtain permits relating to its construction, installation and operation in 1986 and 1994 of paint spray booths used in its manufacturing processes. The Plaintiff is seeking civil penalties not to exceed $25,000 per day for each day of violation on or after October 1, 1990 and civil penalties not to exceed $1,000 per day for each day of violation prior to October 1, 1990. The Company believes that it is entitled to be indemnified for substantially all liability for this action by the former shareholders of DeVivo pursuant to the terms and conditions of the Stock Purchase Agreement dated as of February 23, 1999, by and among the Company, DII Acquisition Corp., DeVivo, Ecological Technologies and the shareholders of DeVivo. However there can be no assurance that those shareholders will satisfy their indemnification obligations.

     The parties to the action have reached a settlement in principle under which, pending final approval by the Attorney General's Office, DeVivo will pay a civil penalty in the amount of $200,000 and all counts of the complaint filed by the Plaintiff will be dismissed. Mario DeVivo has committed to reimburse DeVivo for the amounts it is obligated to pay to the Attorney General's Office. DeVivo has submitted applications for the necessary permits.

     The Company believes that these actions will not have a material adverse effect on its financial condition or results of operations, however, the Company cannot currently predict the outcome of these matters.

ITEM 2.  CHANGES IN SECURITIES

No changes in securities have occurred during the first quarter of 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Credit Facility requires the Company to maintain certain covenants and borrowing base eligibility requirements. The Company is currently in default under its Credit Facility under both its borrowing base and eligibility and other financial covenants. Accordingly, all amounts aggregating $58,572,132 due under the Credit Facility are presented as current liabilities as of March 31, 2001. (See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of 2001.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         (A)    EXHIBITS

           EXHIBITS             DESCRIPTION
         ----------------------------------

         None

         (B)            REPORT ON FORM 8-K:

         None

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HI-RISE RECYCLING SYSTEMS, INC.

Date:  May 14, 2001
                                 By:  /s/ JAMES ASHTON
                                 ---------------------------------------
                                        James Ashton, Acting Chief
                                           Executive Officer


                                 By: /s/ RONALD MILLER
                                 ---------------------------------------
                                        Ronald Miller, Acting Chief
                                           Financial Officer