Form 10-Q
period 2001-06-30
HI RISE RECYCLING SYSTEMS INC
filed 2001-09-20
CIK 906605

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______



                                    0-21946
                          ----------------------------
                             (Commission File No.)


                        HI-RISE RECYCLING SYSTEMS, INC.
          ----------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


                     FLORIDA                          65-0222933
        ----------------------------------  ---------------------------
          (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)          Identification No.)


8505 N.W. 74/TH/ STREET, MIAMI, FLORIDA                      33166
------------------------------------------  ------------------------------------
(Address of principal executive offices)                  (Zip Code)


                                (305) 597-0243
         -------------------------------------------------------------
              Registrant's Telephone Number, including area code


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

As of September 17, 2001, there were 16,947,355 shares of the registrant's Common Stock, par value $.01 per share, issued and outstanding.

                                     INDEX

                                                                                                            Pages
PART I    FINANCIAL INFORMATION

Item 1    Consolidated Financial Statements:

          Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000.............................  3

          Consolidated Statements of Operations for the Three and Six Months Ended June 30,
            2001 and 2000...................................................................................  4

          Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and
            2000............................................................................................  5

          Notes to Consolidated Financial Statements........................................................  6

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations.............  10

Item 3    Quantitative and Qualitative Disclosures About Market Risk........................................  16

PART II   OTHER INFORMATION

Item 1    Legal Proceedings.................................................................................  16

Item 2    Changes in Securities.............................................................................  17

Item 3    Defaults Upon Senior Securities...................................................................  17

Item 4    Submission of Matters to a Vote of Security Holders...............................................  17

Item 5    Other Information.................................................................................  17

Item 6    Exhibits and Reports on Form 8-K..................................................................  17

          SIGNATURES........................................................................................  18

                        HI-RISE RECYCLING SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2001 AND DECEMBER 31, 2000

                                  (UNAUDITED)
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       June 30,     December 31,
                                                                                         2001            2000
                                                                                    ------------- ---------------
                                   ASSETS
Current assets:
 Cash and cash equivalents......................................................     $    169        $    375
 Accounts receivable, net of allowance for doubtful accounts of $1,039
  and $1,376 in 2001 and 2000, respectively.....................................       11,453          12,125
 Inventories....................................................................        6,019           8,109
 Other assets...................................................................        1,680           1,175
                                                                                    ---------       ---------
   Total current assets.........................................................       19,321          21,784
Property and equipment, net.....................................................        4,965           5,316
Net investment in sales type leases.............................................        6,527           7,047
Prepaid financing costs.........................................................        1,743           2,619
Other assets....................................................................          439             451
Goodwill........................................................................       47,225          47,841
                                                                                    ---------       ---------
   Total assets.................................................................     $ 80,220        $ 85,058
                                                                                    =========       =========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable...............................................................     $  5,006        $  5,132
 Accrued liabilities............................................................        6,347           3,837
 Cash overdrafts................................................................        1,203           1,096
 Income taxes payable...........................................................          375            ----
 Current portion of long-term debt..............................................       60,549          56,894
                                                                                    ---------       ---------
   Total current liabilities....................................................       73,480          66,959
Long-term debt..................................................................        1,259           1,194
                                                                                    ---------       ---------
   Total liabilities............................................................       74,739          68,153
Commitments and contingencies
Mandatorily redeemable preferred stock, $.01 par value per share; 50 shares authorized, 37.5 shares and 50 shares issued and outstanding at
 June 30, 2001 and December 31, 2000, respectively, liquidation preferences of $436 and $532 at June 30, 2001 and December 31, 2000,
 respectively...................................................................          436             532
Shareholders' equity:
 Preferred stock, $.01 par value per share; 1,000,000 shares authorized;
  100 shares issued and outstanding at June 30, 2001 and December 31,
  2000, liquidation preference of $1,000 at June 30, 2001 and December
  31, 2000......................................................................         ----            ----
 Common stock, $.01 par value per share; 50,000,000 shares authorized;
  16,947,355 and 16,403,926 shares issued and outstanding at June 30,
  2001 and December 31, 2000, respectively......................................          169             164
 Additional paid-in capital.....................................................       40,438          40,348
 Accumulated deficit............................................................      (35,562)        (24,139)
                                                                                    ---------       ---------
   Total shareholders' equity...................................................        5,045          16,373
                                                                                    ---------       ---------
   Total liabilities and shareholders' equity...................................     $ 80,220        $ 85,058
                                                                                    =========       =========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS

                        HI-RISE RECYCLING SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 Three Months         Three Months         Six Months          Six Months
                                                    Ended                Ended               Ended               Ended
                                                June 30, 2001        June 30, 2000       June 30, 2001       June 30, 2000
                                               ---------------      ---------------     ---------------     ---------------
Revenues:
 Equipment sales.........................           $  13,285            $   17,254           $   24,074          $    32,475
 Service and parts revenue...............                 873                 1,088                1,721                1,712
                                                   ----------           -----------           ----------           ----------

     Total revenues......................              14,158                18,342               25,795               34,187
                                                   ----------           -----------           ----------           ----------
Costs and expenses:
 Cost of equipment and parts sold........              12,700                12,907               23,265               24,361
 Selling and marketing...................               1,043                 1,131                1,962                2,045
 General and administrative..............               4,948                 2,864                8,160                6,086
                                                   ----------           -----------           ----------           ----------

     Total costs and expenses............              18,691                16,902               33,387               32,492
                                                   ----------           -----------           ----------           ----------

     Operating income (loss).............              (4,533)                1,440               (7,592)               1,695
                                                   ----------           -----------           ----------           ----------
Other income (expense):
 Interest income.........................                  97                   139                  161                  344
 Interest expense........................              (1,619)               (1,543)              (3,833)              (2,990)
                                                   ----------           -----------           ----------           ----------

 Income (loss) before income taxes.......              (6,055)                   36              (11,264)                (951)

 Benefit (provision) for income taxes....                 ---                   (15)                (157)                 360
                                                   ----------           -----------           ----------           ----------

 Net income (loss).......................           $  (6,055)           $       21            $ (11,421)             $  (591)
                                                   ==========           ===========           ==========           ==========
Net income (loss) per common share:
 Basic...................................           $   (0.36)           $     0.00            $   (0.68)              $(0.04)
                                                   ==========           ===========           ==========           ==========
 Diluted.................................           $   (0.36)           $     0.00            $   (0.68)              $(0.04)
                                                   ==========           ===========           ==========           ==========
Weighted average common shares
 outstanding:
 Basic...................................              16,947                15,280               16,879               14,860
                                                   ==========           ===========           ==========           ==========
 Diluted.................................              16,947                16,467               16,879               14,860
                                                   ==========           ===========           ==========           ==========


                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS

                        HI-RISE RECYCLING SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                            (AMOUNTS IN THOUSANDS)

                                                                            2001               2000
                                                                        ------------       ------------
Cash flows used in operating activities                                   $ (3,680)          $ (3,681)

Cash flows from investing activities:
 Sales and redemptions of investments...........................                --                170
 Purchase of property and equipment.............................              (353)              (720)
                                                                         ---------          ---------
     Net cash used in investing activities......................              (353)              (550)

Cash flows from financing activities:
 Payments on long-term debt.....................................               (81)            (3,023)
 Proceeds from long-term debt...................................             3,801              6,663
 Cash overdrafts................................................               107                973
                                                                         ---------          ---------
     Net cash provided by financing activities..................             3,827              4,613

Net (decrease) increase in cash and cash equivalents............              (206)               382
Cash and cash equivalents, beginning of period..................               375                194
                                                                         ---------          ---------
Cash and cash equivalents, end of period........................          $    169           $    576
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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The consolidated results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     The Company's business has continued to suffer from softened demand for its products due in large part to competition and to decreased equipment expenditures from its largest customers. The Company has also experienced aggressive competitive pricing introduced in certain of its key Solid Waste Division markets. These factors have all contributed to a significant deterioration in operating margins. This resulted in substantial losses, the continued use of cash in operations and defaults under its credit facility (the "Credit Facility") with General Electric Capital Corporation ("GECC") and certain other lenders (the "Other Lenders") under both its borrowing base eligibility and other financial covenants as of June 30, 2001 and December 31, 2000.

     The Board of Directors engaged Grisanti, Galef and Goldress, Inc. ("GGG") on October 16, 2000. GGG is a corporate performance consulting firm with experience in providing interim leadership to under-performing companies. The initial engagement involved an assessment of the Company's operations and of operating and manufacturing initiatives in order to make preliminary recommendations for future operating strategies. Based upon these recommendations, the Board of Directors determined to further retain GGG in November 2000.

     The GGG management team worked throughout the fourth quarter of 2000 to obtain short term financing in order to stabilize the Company's operations while a financial and operating plan was being developed. During December 2000, the Company was able to reach an agreement with GECC and the Other Lenders whereby amounts available under its existing credit facilities were increased by an aggregate of $5.5 million by obtaining an additional term loan ("Term Loan C") from GECC which matured on February 15, 2001.

     During June 2001, GECC acquired all of the interests, rights and obligations of the Other Lenders under the Credit Facility. As such, GECC is the sole remaining lender. Also, during July 2001, the Company was able to reach an agreement with GECC whereby amounts available under its existing credit facilities were increased by an aggregate of $2.5 million by increasing the Term Loan C from $5.5 million to $8.0 million. In addition, the maturity date of the term loan was extended to August 31, 2001. The Company is currently in discussions with GECC to restructure its existing Credit Facility. The Company is evaluating the strategic alternatives available to it taking into consideration the best interests of its creditors, employees, shareholders, customers and vendors. The alternatives under consideration in addition to the restructuring of its existing credit facilities include alternative sources of capital and the sale of the Company or some or all of its assets, including pursuant to a voluntary bankruptcy proceeding.

     The GGG management team also instituted significant restructuring initiatives, which have included the reorganization of the Company's Architectural Division and Solid Waste Division into two completely separate operating units. Major changes within the business units have been implemented, including changes in operating and reporting responsibilities, manufacturing and distribution process, inventory production strategies and credit and collection policies. These initiatives have also included personnel reduction, responsibility changes, the closure of manufacturing locations and the discontinuance of certain products and service offerings.

     The recently introduced changes have reduced inventory levels, production and overall manufacturing costs. However, continued softness in product demand and aggressive competitive pricing continue to negatively impact the Company's operations.

     The Company incurred a net loss of $11.4 million for the six months ended June 30, 2001 and is currently in default under its Credit Facility under both its borrowing base eligibility and other financial covenants. Because the Company is in default, all amounts due under the Credit Facility are presented as current liabilities, which has created a substantial working capital deficiency in the accompanying balance sheets as of June 30, 2001 and December 31, 2000.

     GECC has declared all amounts outstanding, together with accrued interest, to be immediately due and payable. As the Company does not currently have existing liquidity to repay these amounts, GECC could proceed against the collateral, which would have a material adverse effect on the Company's business and financial condition. If the Company is unable to renew, replace or modify the existing Credit Facility with facilities of like amount, or if the Company is unable to implement other alternative strategies, then the Company will have insufficient cash to continue to operate the business as it is now conducted, and may be unable, in whole or in part, to fund the purchase of equipment, fund other working capital requirements or continue to operate as a going concern.

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

2. INVENTORIES

     Inventories as of June 30, 2001 consisted of the following (amounts in thousands):

Raw materials...................................................    $ 3,746
Work in progress................................................        442
Finished goods..................................................      1,831
                                                                    -------
                                                                    $ 6,019
                                                                    =======

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

                                                                      Architectural
                                                                        Specified         Solid Waste         Consolidated
                                                                        Services           Division              Total
                                                                      -------------      -------------       --------------
As of and for the six months ended June 30, 2001
   Revenues.....................................................          $   6,839         $  18,956           $  25,795
   Income (loss) before income taxes............................             (2,801)           (8,463)            (11,264)
   Total assets.................................................             19,851            60,369              80,220

As of and for the six months ended June 30, 2000
   Revenues.....................................................          $   7,581         $  26,606           $  34,187
   Income (loss) before income taxes............................               (202)             (749)               (951)
   Total assets.................................................             25,032            76,803             101,835

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

     Shares used in the diluted calculation would include the weighted average effect of shares assumed to be issued under options and warrants under the treasury stock method. In addition, the calculation would include the dilutive effect of the assumed conversion into common shares of the Company's Series B Preferred Stock and the resulting elimination of the stated dividend requirements, which are payable in common stock upon conversion of the Series B Preferred Stock. Potentially dilutive shares were excluded from the diluted loss per share calculation for the three and six months ended June 30, 2001 because their effects would have been anti-dilutive to the loss incurred by the Company, therefore, the amounts reported for basic and diluted net loss per share were the same. As of June 30, 2001, stock options and warrants totaling 20,450,890 shares as well as 604,738 common shares issuable upon conversion of the Series B Preferred Stock were excluded from the diluted loss per share calculation because their effect was anti-dilutive.

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

7. CREDIT FACILITY

     The Company's operations and acquisitions have been financed through both equity and debt arrangements. The primary source of financing has been through the Credit Facility. On October 28, 1998, the Company entered into the Credit Facility. On June 30, 2000, the Company and all of the Company's subsidiaries entered into a second amendment to the Credit Facility with GECC as administrative agent, and the Other Lenders from time to time as they become party thereto, to increase the Credit Facility to $63 million. The Company is currently in default under both its borrowing eligibility and other financial covenants. On October 19, 2000, the Company entered into a third amendment to the Credit Facility to allow for overline advances in the aggregate amount of $500,000. On December 4, 2000, the Company entered into a fourth amendment to the Credit Facility with GECC to increase amounts available under the Credit Facility by an aggregate of $5.5 million by obtaining the additional subordinated Term Loan C from GECC which matured on February 15, 2001. During June 2001, GECC acquired all of the interests, rights and obligations of the Other Lenders under the Credit Facility. As such, GECC is the sole remaining lender. Also, in July 2001, the Company was able to reach an agreement with GECC whereby amounts available under its existing credit facilities were increased by an aggregate of $2.5 million by increasing the Term Loan C from $5.5 million to $8.0 million. In addition, the maturity date of the term loan was extended to August 31, 2001. The overline advances and the increases in the Credit Facility in December 2000 and July 2001 were made notwithstanding the existence of the pending defaults. The increases in the available lines of credit under the Credit Facility have been used for working capital requirements.

     The Company's Credit Facility with GECC requires the maintenance of certain financial covenants, borrowing base eligibility and other restrictions. The Company is currently in default under its Credit Facility under both its borrowing base eligibility and other financial covenants. Specifically, among other defaults, the Company has overdrawn approximately $15,500,000 more funds than it was permitted based upon its eligible collateral levels. GECC has declared all amounts outstanding, together with accrued interest, to be immediately due and payable. As the Company does not currently have existing liquidity to repay these amounts, GECC could proceed against the collateral, which would have a material adverse effect on the Company's business and financial condition. So long as an Event of Default (as defined in the Credit Facility) shall have occurred and be continuing and at the election of GECC as Administrative Agent , the interest rates applicable to all outstanding obligations under the Credit Facility shall be increased by two percent (2%) per annum above the rates of interest or the rate of fees otherwise applicable (the "Default Rate"). Interest and letter of credit fees shall accrue at the Default Rate from the initial date of such Event of Default until that Event of Default is cured or waived and shall be payable upon demand. The lenders under the Credit Facility have not elected to have the Company accrue interest and fees at the Default Rate. The Company has not made interest payments nor reduced the aggregate principal amount since November 2000. Since the Company is in default, all amounts due under the Credit Facility are presented as current liabilities in the accompanying consolidated balance sheet as of June 30, 2001.

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

     On March 28, 2001, Acosta Family Limited Partnership, lessor of Hesco's office and manufacturing facilities and the Company's principal executive office, filed a lawsuit in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida against the Company's subsidiary, Hesco Sales, Inc. ("Hesco"). The complaint filed in this action sought undisclosed damages alleging breach of a lease expiring February 26, 2005 (the "Acosta Lease") through the alleged failure on the part of Hesco to maintain the property, alleged noncompliance with environmental laws and alleged failure of Hesco to provide insurance to lessor insuring against loss of rent. The Company has filed a response and intends to vigorously defend against all allegations made in the complaint. The Company believes the suit is without merit; however, the Company is unable to predict the outcome of the litigation.

     On March 30, 2001, Edelsy Marcano ("Marcano"), a former employee of Hesco, filed a lawsuit in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida against Hesco. The complaint filed in this action sought undisclosed damages alleging breach of the Employment Agreement, dated February 20, 1998, between Marcano and Hesco, resulting from Hesco's decision to terminate Marcano's employment for cause. The Company has filed a response and intends to vigorously defend against all allegations made in the complaint. The Company believes the suit is without merit; however, the Company is unable to predict the outcome of the litigation.

     On or about July 31, 2000, the Commissioner of Environmental Protection for the State of Connecticut (the "Plaintiff") brought an action in Superior Court, Judicial District of Hartford, State of Connecticut, against DeVivo Industries, Inc. ("DeVivo"), a wholly-owned subsidiary of the Company, alleging that DeVivo violated several provisions of Connecticut law by its failure to obtain permits relating to its construction, installation and operation in 1986 and 1994 of paint spray booths used in its manufacturing processes. DeVivo has entered into a Stipulation for Judgment, dated May 16, 2001, with the Plaintiff pursuant to the terms of which DeVivo paid a civil penalty in the amount of $200,000 in exchange for the settlement of all allegations contained in the complaint. DeVivo has been indemnified for the entire $200,000 amount by the former shareholders of DeVivo pursuant to the terms and conditions of the Stock Purchase Agreement dated as of February 23, 1999, by and among Hi-Rise Recycling Systems, Inc., DII Acquisition Corp., DeVivo, Ecological Technologies and the shareholders of DeVivo. DeVivo has submitted applications for the necessary permits.

     On May 3, 2001, the Equal Employment Opportunity Commission ("EEOC") notified Hesco that a charge of employment discrimination had been filed against Hesco under Title VII of the Civil Rights Act of 1964 for charges of age and national origin discrimination alleged by Jose A. Martinez, a former employee of Hesco, whose employment had been terminated by Hesco. Hesco has replied to the EEOC notice and intends to vigorously defend against all allegations made in the complaint. Hesco believes the suit is without merit; however, Hesco is unable to predict the outcome of the litigation.

     On May 8, 2001, Jeffrey Annunziata ("Annunziata"), a former employee of Hi-Rise, filed a lawsuit in the Superior Court, Judicial District of Litchfield, Connecticut against the Company. The complaint filed in this action seeks unspecified damages alleging breach of the Employment Agreement, dated February 23, 1999, between Annunziata and the Company, and violation of the Connecticut Unfair Trade Practices Act resulting from the Company's decision to terminate Annunziata's employment for cause. The Company has filed a response and intends to vigorously defend against all allegations made in the complaint. The Company believes the suit is without merit; however, the Company is unable to predict the outcome of the litigation.

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

     The Company is primarily engaged in manufacturing, distributing, marketing and selling solid waste handling equipment. Until February 1997, the Company was primarily engaged in distributing, marketing and selling the Hi-Rise System(TM), a proprietary automated system designed to collect source-separated recyclables and other solid waste in multi-story residential and commercial buildings. In 1998 and 1999, the Company made a number of acquisitions of businesses in its solid waste and architectural specified service divisions. As a result of these acquisitions, the solid waste division has become the Company's single largest source of revenue. In addition, the Company's other principal sources of revenue consist of sales of rubbish and linen chutes, trash compaction systems and the Hi-Rise System and sales-type leases of the Hi-Rise System.

Business Segments

     The Company operates in two business segments comprised of the Architectural Specified Services Division, which manufactures the Hi-Rise System and rubbish, linen and laundry chutes designed primarily for multi-story residential and commercial buildings, and the Solid Waste Division, which, through its four operations and seven manufacturing facilities, manufactures a wide line of solid waste handling equipment. For the six months ended June 30, 2001, approximately 73% of the Company's revenues were derived from its Solid Waste Division and the other 27% of its revenues were derived from its Architectural Specified Services Division.

Current Business Environment

     The Company's business has continued to suffer from softened demand for its products due in large part to competition and to decreased equipment expenditures from its largest customers. The Company has also experienced aggressive competitive pricing introduced in certain of its key Solid Waste Division markets. These factors have all contributed to a significant deterioration in operating margins. This has resulted in substantial losses, the continued use of cash in operations and defaults under the Company's Credit Facility with GECC under both its borrowings base eligibility and other financial covenants. This situation, coupled with the task of integrating all of the Company's acquisitions, has led to a number of management initiatives.

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

     The Board of Directors engaged Grisanti, Galef, and Goldress, Inc. ("GGG") on October 16, 2000. GGG is a corporate performance consulting firm with experience in providing interim leadership to under-performing companies. The initial engagement involved an assessment of the Company's operations and to assess the operating and manufacturing initiatives in order to make preliminary recommendations for future operating strategies. Based upon these recommendations, the Board of Directors determined to further retain GGG in November 2000.

     Dr. James Ashton, a GGG partner, assumed responsibility for the operational management of the Company. Donald Engel, former Chairman of the Board and Chief Executive Officer ("CEO"), requested that the Board of Directors delegate his CEO responsibilities to Dr. Ashton. Dr. Ashton appointed Mel Johnson as Acting Chief Operating Officer of the Solid Waste Division, Michael Bracken, an employee of the Company, as Acting Chief Operating Officer of the Architectural Specified Services Division and Ronald Miller as Acting Chief Financial Officer.

     In order to address the near term liquidity needs of the Company, the GGG management team worked throughout the fourth quarter of 2000 to obtain short term financing in order to stabilize the Company's operations while a financial and operating plan was developed. During December 2000, the Company was able to reach agreement with GECC and the other lenders whereby amounts available under its existing credit facilities were increased by an aggregate of $5.5 million by obtaining an additional subordinated term loan from GECC which matured on February 15, 2001. The Company is currently in default under both its borrowing base eligibility and other financial covenants. For more information regarding the Credit Facility, see "Recent Developments" and see "Liquidity and Capital Resources".

     The GGG team has instituted significant restructuring initiatives, including the reorganization of the Company's Architectural Specified Services Division and Solid Waste Division into two completely separate operating units. Major changes within the business units have been implemented, including changes in operating and reporting responsibilities, manufacturing and distribution processes, inventory production strategies and credit and collection policies. In addition, these initiatives have included personnel terminations, responsibility changes, the closure of manufacturing locations, and the discontinuance of certain products and service offerings.

     Management believes that they have stabilized the Company's business units and restructured lender relationships. However due to the size of the debt, management will consider all alternatives going forward. There can be no assurance that the Company will be able to continue in its present form and no assurance as to any value that might remain for the shareholders. The Company is evaluating the strategic alternatives available to it taking into consideration the best interests of its creditors, employees, shareholders, customers and vendors. The alternatives under consideration in addition to the restructuring of its existing credit facilities include alternative sources of capital and the sale of the Company or some or all of its assets, including pursuant to a voluntary bankruptcy proceeding.

Recent Developments

     On April 17, 2001, Gary McAlpin, the Company's former President and Chief Operating Officer, resigned from all offices and positions he held with the Company and each of its subsidiaries, and on April 30, 2001, Kevin Bartczak, the Company's former Chief Financial Officer resigned from all offices and positions he held with the Company and each of its subsidiaries. The Company has appointed Ronald Miller as its Chief Financial Officer. In addition, on May 2, 2001, Donald Engel, the Company's former Chairman of the Board and Chief Executive Officer, resigned from all offices and positions he held with the Company and each of its subsidiaries and surrendered 12.5 shares of 13% Series C Preferred Stock, par value $0.01 per share, having a liquidation value of $125,000, in satisfaction of certain amounts owed by Mr. Engel to the Company.

     In June 2001, GECC acquired all of the interests, rights and obligations of the other lenders under the Credit Facility. As such, GECC is the sole remaining lender. Also, in July 2001, the Company was able to reach an agreement with GECC whereby amounts available under its existing credit facilities were increased by an aggregate of $2.5 million by increasing the Term Loan C under its Credit Facility from $5.5 million to $8.0 million. In addition, the maturity date of Term Loan C was extended to August 31, 2001. The Company is currently in discussions with GECC to restructure its existing Credit Facility, is exploring alternative sources of capital and is considering other alternatives, including the selling of some or all of the Company's assets.

     In July 2001, Joel M. Pashcow, a member of the Board of Directors resigned as a director of the Company.

Results Of Operations

   Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Total revenue during the three months ended June 30, 2001 was $14,158,000, a decrease of $4,184,000, or approximately 23%, compared to total revenue of $18,342,000 during the comparable three-month period of 2000. The primary reason for the decrease is the decline in revenue throughout the Solid Waste Division of $4,051,000. The Company's Solid Waste Division business has suffered from softened demand for its products due in large part to competition and to decreased equipment expenditures from its largest customers. In addition, the Architectural Specified Services Division revenue decreased by $133,000. This decrease was also due to softened demand for its products due to decreased expenditures from its largest customers and distributors.

     During the three months ended June 30, 2001, the Company recognized interest income of approximately $97,000, a decrease of $42,000, or approximately 30%, compared to $139,000 during 2000. The decrease is primarily attributable to the substantial reduction in the Company's investment in sales type leases of Hi-Rise Systems and waste equipment.

     Cost of equipment and parts sold decreased by $207,000, or approximately 2%, from $12,907,000 during the three months ended June 30, 2000 to $12,700,000 during the three months ended June 30, 2001. This decrease is primarily attributable to the decrease in sales of Solid Waste Division products. As a percentage of revenue, cost of equipment sold increased to 90% during the three months ended June 30, 2001 from 70% during the prior comparable three month period.

     Generally, individual subsidiaries have not performed at projected or prior year levels due to the continued economic slow-down. In addition, pricing competition, freight costs, product mix and general plant inefficiencies in the Architectural Specified Services Division have negatively impacted gross margins. Due to the aggressive competitive pricing in certain of the key Solid Waste Division markets noted earlier, the Company reduced its selling prices in certain markets, which management estimates has increased the cost of equipment sold as a percentage of revenues by approximately 13%. In addition, Management estimates that higher freight costs have increased the cost of equipment and parts sold by approximately $100,000, or 1% as a percentage of revenues. Also, the Company recorded inventory related charges of approximately $300,000, or 2% as a percentage of revenues. General plant inefficiencies have increased the cost of equipment sold as a percentage of revenue by approximately 2%.

     Selling and marketing expenses during the three months ended June 30, 2001 were $1,043,000, a decrease of $88,000, or approximately 8%, compared to selling and marketing expenses of $1,131,000 during the comparable three month period of 2000. This decrease is primarily a result of the decreased sales for the same period.

     General and administrative expenses during the three months ended June 30, 2001 were $4,948,000, an increase of $2,084,000, or approximately 73%, compared to general and administrative expenses of $2,864,000 during the comparable three month period of 2000. General and administrative expenses for the three months ended June 30, 2001 include additional costs of $480,000 paid to management consultants, increased legal and professional fees of $250,000, losses on transferred leases, residual adjustments and the re-negotiation of certain lease receivable accounts of $1,750,000. These increases were partially offset by a decrease in salary costs of $325,000.

     Interest expense increased $76,000, or approximately 5%, to $1,619,000, for the three months ended June 30, 2001 from $1,543,000 for the comparable three month period of 2000. This increase is a result of increased borrowings under the Company's credit facilities. These credit facilities have financed substantially all of the Company's acquisitions and are used to finance its working capital needs.

     As a result of the foregoing, the Company realized a net loss of $6,055,000 for the quarter ended June 30, 2001, compared to net income of $21,000 for the quarter ended June 30, 2000.

  Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Total revenue during the six months ended June 30, 2001 was $25,795,000, a decrease of $8,392,000, or approximately 25%, compared to total revenue of $34,187,000 during the comparable six-month period of 2000. The primary reason for the decrease is the decline in revenue throughout the Solid Waste Division of $7,650,000. The Company's Solid Waste Division business has suffered from softened demand for its products due in large part to competition and to decreased equipment expenditures from its largest customers. In addition, the Architectural Specified Services Division revenue also decreased by $742,000. This decrease was also due to softened demand for its products due to decreased expenditures from its largest customers and distributors.

     During the six months ended June 30, 2001, the Company recognized interest income of approximately $161,000, a decrease of $183,000, or approximately 53%, compared to $344,000 during 2000. The decrease is primarily attributable to the substantial reduction in the Company's investment in sales type leases of Hi-Rise Systems and waste equipment.

     Cost of equipment and parts sold decreased by $1,096,000, or approximately 4%, from $24,361,000 during the six months ended June 30, 2000 to $23,265,000 during the six months ended June 30, 2001. This decrease is primarily attributable to the decrease in sales of Solid Waste Division products. As a percentage of revenue, cost of equipment sold increased to 90% during the six months ended June 30, 2001 from 71% during the prior comparable six month period.

     Generally, individual subsidiaries have not performed at projected or prior year levels due to the continued economic slow-down. In addition, pricing competition, increased steel prices, freight costs, product mix and general plant inefficiencies in the Architectural Specified Services Division have negatively impacted gross margins. Due to the aggressive competitive pricing in certain of the key Solid Waste Division markets noted earlier, the Company reduced its selling prices in certain markets, which management estimates has increased the cost of equipment sold as a percentage of revenues by approximately 14%. Steel prices increased from an average of 16 cents per pound in the first six months of 2000 to approximately 17 cents per pound in the first six months of 2001, which price increases management estimates have increased the cost of equipment sold by approximately $250,000, or 1% as a percentage of revenues. Management estimates that higher freight costs have increased the cost of equipment and parts sold by approximately $200,000, or 1% as a percentage of revenues. Also, the Company recorded inventory related charges of approximately $525,000, or 2% as a percentage of revenues. General plant inefficiencies have increased the cost of equipment sold as a percentage of revenue by approximately 1%.

     Selling and marketing expenses during the six months ended June 30, 2001 were $1,962,000, a decrease of $83,000, or approximately 4%, compared to selling and marketing expenses of $2,045,000 during the comparable six month period of 2000. This decrease is primarily a result of the decreased sales for the same period.

     General and administrative expenses during the six months ended June 30, 2001 were $8,160,000, an increase of $2,074,000, or approximately 34%, compared to general and administrative expenses of $6,086,000 during the comparable six month period of 2000. General and administrative expenses decreased by approximately $617,000 due to expenses incurred in the six months ended June 30, 2000 for unsuccessful acquisitions and a financing which were not consummated and by reduced salary costs of $225,000. This decrease in expenses was offset by increases in the six months ended June 30, 2001 for $880,000 paid to management consultants, increased legal and professional fees of $350,000, losses on transferred leases, residual adjustments and the re-negotiation of certain lease receivable accounts of $1,750,000.

     Interest expense increased $843,000, or approximately 28%, to $3,833,000, for the six months ended June 30, 2001 from $2,990,000 for the comparable six month period of 2000. This increase is a result of increased borrowings under the Company's credit facilities and amortization of prepaid costs associated with the warrants issued to GECC during December 2000. These credit facilities have financed substantially all of the Company's acquisitions and are used to finance its working capital needs.

     As a result of the foregoing, the Company realized a net loss of $11,421,000 for the six months ended June 30, 2001, compared to a net loss of $591,000 for the six months ended June 30, 2000.

Liquidity and Capital Resources

     Until February 1997, the Company was primarily engaged in distributing, marketing and selling the Hi-Rise System, a proprietary automated system designed to collect source-separated recyclables and other solid waste in multi-story residential and commercial buildings. In 1998, the Company acquired Hesco, Acme Chute Company, Inc. and Bes-Pac Inc. and, in 1999 the Company acquired DeVivo Industries, KE Corporation and American Gooseneck Inc. These acquisitions were financed through borrowings made under the Credit Facility and through private placements of the Company's securities.

     The Company's operations and acquisitions have been financed through both equity and debt arrangements. The primary source of financing has been the Credit Facility. On October 28, 1998, the Company entered into the Credit Facility. On June 30, 2000, the Company and all of the Company's subsidiaries entered into a second amendment to the Credit Facility with GECC as administrative agent, and the Other Lenders from time to time as they become party thereto, to increase the Credit Facility to $63 million. The Company is currently in default under both its borrowing eligibility and other financial covenants. On October 19, 2000, the Company entered into a third amendment to the Credit Facility to allow for overline advances in the aggregate amount of $500,000. On December 4, 2000, the Company entered into a fourth amendment to the Credit Facility with GECC and the Other Lenders to increase amounts available under the Credit Facility by an aggregate of $5.5 million by obtaining an additional subordinated term loan from GECC which matured on February 15, 2001 (the "Term Loan C"). In July 2001, the Company was able to reach an agreement with GECC whereby amounts available under its existing credit facilities were increased by an aggregate of $2.5 million by increasing the Term Loan C from $5.5 million to $8.0 million. In addition, the maturity date of the Term Loan C was extended to August 31, 2001. The overline advances and the increase in the Credit Facility in December 2000 and July 2001 were made notwithstanding the existence of the pending defaults. The increases in the available lines of credit under the Credit Facility have been used for working capital requirements.

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

     The Company's Credit Facility with GECC requires the maintenance of certain financial covenants, borrowing base eligibility and other restrictions. The Company is currently in default under its Credit Facility under both its borrowing base eligibility and other financial covenants. Specifically, among other defaults, the Company has overdrawn approximately $1,800,000 more funds than it was permitted based upon its eligible collateral levels. GECC has declared all amounts outstanding, together with accrued interest, to be immediately due and payable. As the Company does not currently have existing liquidity to repay these amounts, GECC could proceed against the collateral, which would have a material adverse effect on the Company's business and financial condition. So long as an Event of Default (as defined in the Credit Facility) shall have occurred and be continuing and at the election of GECC as Administrative Agent, the interest rates applicable to all outstanding obligations under the Credit Facility shall be increased by two percent (2%) per annum above the rates of interest or the rate of fees otherwise applicable (the "Default Rate"). Interest and letter of credit fees shall accrue at the Default Rate from the initial date of such Event of Default until that Event of Default is cured or waived and shall be payable upon demand. The lenders under the Credit Facility have not elected to have the Company accrue interest and fees at the Default Rate. The Company has not made interest payments nor reduced the aggregate principal amount since November 2000. Because the Company is in default, all amounts due under the Credit Facility are presented as current liabilities in the accompanying consolidated balance sheet as of June 30, 2001.

     As of June 30, 2001, the Company had a working capital deficit of $54,159,000 due to amounts borrowed from its primary lenders being presented as current obligations, and had cash and cash equivalents aggregating $169,000, compared to a working capital deficit of $45,175,000 and cash and cash equivalents of $375,000 at December 31, 2000.

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

     During the six months ended June 30, 2001, net cash used in operating activities was $3,680,000, compared to net cash used in operating activities of $3,681,000 during the six months ended June 30, 2000. The net cash used in operating activities was primarily the result of the net loss of $11,421,000 for the six months ended June 30, 2001. Accounts receivable decreased by $672,000 as a result of decreased sales in the first and second quarter coupled with increased collection efforts. In addition, inventory decreased by $2,090,000
primarily as a result of "just-in-time" management initiatives.   Accounts
payable and accrued expenses increased by $2,384,000 primarily as a result of unpaid accrued interest on the Credit Facility.

     Net cash used in investing activities was $353,000 during the six months ended June 30, 2001. This was the result of cash used for the purchase of capital equipment. Net cash provided by financing activities was $3,827,000 during the six months ended June 30, 2001, primarily as a result of borrowings under the Company's Credit Facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rates: The Company's interest rate risk results from holding variable rate debt obligations, as an increase in interest rates results in lower earnings and increased cash outflows. The interest rate on the Company's Credit Facility is payable primarily at variable rates. The effect of a 1% increase in interest on the Company's borrowings would result in an increase in interest expense of $224,000 for the six months ended June 30, 2001.

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

     On March 28, 2001, Acosta Family Limited Partnership, lessor of the office and manufacturing facilities of Hesco Sales, Inc. ("Hesco"), a subsidiary of the Company, and the Company's principal executive office, filed a lawsuit in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida against Hesco. The complaint filed in this action sought undisclosed damages alleging breach of a lease expiring February 26, 2005 through the alleged failure on the part of Hesco to maintain the property, alleged noncompliance with environmental laws and alleged failure of Hesco to provide insurance to lessor insuring against loss of rent. The Company has filed a response and intends to vigorously defend against all allegations made in the complaint. The Company believes the suit is without merit; however, the Company is unable to predict the outcome of the litigation.

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

     On or about July 31, 2000, the Commissioner of Environmental Protection for the State of Connecticut (the "Plaintiff") brought an action in Superior Court, Judicial District of Hartford, State of Connecticut, against DeVivo, a wholly-owned subsidiary of the Company, alleging that DeVivo violated several provisions of Connecticut law by its failure to obtain permits relating to its construction, installation and operation in 1986 and 1994 of paint spray booths used in its manufacturing processes. DeVivo has entered into a Stipulation for Judgment, dated May 16, 2001, with the Plaintiff pursuant to the terms of which DeVivo has paid a civil penalty in the amount of $200,000 in exchange for the settlement of all allegations contained in the complaint. DeVivo has been indemnified for the entire $200,000 amount by the former shareholders of DeVivo pursuant to the terms and conditions of the Stock Purchase Agreement dated as of February 23, 1999, by and among Hi-Rise Recycling Systems, Inc., DII Acquisition Corp., DeVivo, Ecological Technologies and the shareholders of DeVivo. DeVivo has submitted applications for the necessary permits.

     On May 3, 2001, the Equal Employment Opportunity Commission ("EEOC") notified Hesco that a charge of employment discrimination had been filed against Hesco under Title VII of the Civil Rights Act of 1964 for charges of age and national origin discrimination alleged by Jose A. Martinez, a former employee of Hesco, whose employment had been terminated by Hesco. Hesco has replied to the EEOC notice and intends to vigorously defend against all allegations made in the complaint. Hesco believes the suit is without merit; however, Hesco is unable to predict the outcome of the litigation.

     On May 8, 2001, Jeffrey Annunziata ("Annunziata"), a former employee of Hi-Rise, filed a lawsuit in the Superior Court, Judicial District of Litchfield, Connecticut against the Company. The complaint filed in this action seeks unspecified damages alleging breach of the Employment Agreement, dated February 23, 1999, between Annunziata and the Company, and violation of the Connecticut Unfair Trade Practices Act resulting from the Company's decision to terminate Annunziata's employment for cause. The Company has filed a response and intends to vigorously defend against all allegations made in the complaint. The Company believes the suit is without merit; however, the Company is unable to predict the outcome of the litigation.

     The Company believes that these actions will not have a material adverse effect on its financial condition or results of operations, however, the Company cannot currently predict the outcome of these matters.

ITEM 2.  CHANGES IN SECURITIES

No changes in securities have occurred during the first six months of 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Credit Facility requires the Company to maintain certain covenants and borrowing base eligibility requirements. The Company is currently in default under its Credit Facility under both its borrowing base and eligibility and other financial covenants. Accordingly, all amounts aggregating $60,428,132 due under the Credit Facility are presented as current liabilities as of June 30, 2001. (See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the second quarter of 2001.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

          Exhibits                                  Description
          --------                                  -----------

            10.65 Sixth Amendment to Credit Agreement and Composite Amendment Agreement, dated as of July 11, 2001.

     (B)  REPORTS ON FORM 8-K:

          None

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 19, 2001                    HI-RISE RECYCLING SYSTEMS, INC.


                                             By: /s/ JAMES ASHTON
                                                 -------------------------------
                                                     James Ashton, Chief
                                                     Executive Officer


                                             By: /s/ RONALD MILLER
                                                 -------------------------------
                                                     Ronald Miller, Chief
                                                     Financial Officer

Exhibits            Description
--------            -----------

 10.65 Sixth Amendment to credit agreement and composite Amendment Agreement, dated as of July 11, 2001.